Form 10-Q
period 2009-09-30
Madison Enterprises Group, Inc.
filed 2010-04-09
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

Or

❒ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 333-142666

MADISON ENTERPRISES GROUP, INC.
(Exact Name of Small Business Issuer as specified in its charter)

Delaware	20-8380322
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

488 Madison Avenue
Suite 1100
New York, NY 10022
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:
(212) 486-2500
Indicate by check mark whether the Issuer:

(1) Has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports):   Yes ☒       No ☐

(2) Has been subject to such filing requirements for the past 90 days.   Yes ☒       No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐            Accelerated Filer                      ☐
Non-Accelerated Filer     ☐            Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes       ☐ No

3,210,000 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of March 31, 2010.

ITEM 1. FINANCIAL STATEMENTS
MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Cash in escrow	11,010	3,492
Total Assets	$11,010	$3,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:	$2,750	$1,500

STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding for both periods	3,210	3,210

Additional paid in capital	17,790	17,790

Deficit accumulated during the development stage	(12,740)	(19,008)

Total Stockholders' Equity	8,260	1,992
Total Liabilities and Stockholders' Equity	$11,010	$3,492

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 17, 2006 (inception) to
	2009	2008	2009	2008	September 30, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Organization and related expenses	2,326	5,000	5,732	7,243	24,740
Operating loss	(2,326)	(5,000)	(5,732)	(7,243)	(24,740)

Other income (expense)

Miscellaneous income –related parties	12,000	-	12,000	-	12,000
Income (loss) before tax expense	9,674	(5,000)	6,268	(7,243)	(12,740)
Income tax expense	-	-	-	-	-
Net income (loss)	$9,674	$(5,000)	$6,268	$(7,243)	$(12,740)

Basic and diluted earnings (loss) per share	$.0030	$(.0016)	$.0020	$(.0023)

Weighted average number of common shares outstanding basic and diluted	3,210,000	3,210,000	3,210,000	3,210,000

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
 (A Development Stage Company)
Statement of changes in Stockholders' Equity

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
August 17, 2006 (inception) Shares issued To founder	3,000,000	$3,000	$(3,000)	$-	$-

November Shares issued for cash	120,000	120	11,880	-	12,000

Net loss	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

January 2007 Shares issued for cash	90,000	90	8,910		9,000

Net loss	-	-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	$3,210	$17,790	$(8,765)	$12,235

Net loss	-	-	-	(10,243)	(10,243)

Balance, December 31, 2008	3,210,000	$3,210	$17,790	$(19,008)	$1,992

Net income	-	-	-	6,268	6,268

Balance, September 30, 2009	3,210,000	$3,210	$17,790	$(12,740)	$8,260

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30		Period from August 17, 2006(inception) to September 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$6,268	$(7,243)	$(12,740)
Changes in operating assets and liabilities
Accounts payable	1,250	-	2,750

Net Cash provided by (used in) Operating Activities	7,518	(7,243)	(9,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock			21,000
Cash in escrow	(7,518)	7,243	(11,010)
Net cash (used in) provided by Financing Activities	(7,518)	7,243	9,990

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-		-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

 MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 1 -- ORGANIZATION

Madison Enterprises Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 17, 2006 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $12,740 as of September 30, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. These financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7").  Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

A.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on December 31.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)
B.  Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (FASB) Statement No. 109, "Accounting for Income Taxes" "Statement 109") (ASC 740-10-25).  Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  There were no current or deferred income tax expenses or benefits due to the Company not having any material operations since inception.

C.  Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

D.  Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The net asset value per share of our outstanding shares of common stock will be determined quarterly, as soon as practicable after, and as of the end of, each calendar quarter, by dividing the value of total assets minus total liabilities by the number of shares outstanding at the date as of which such determination is made.

In calculating the value of our total assets, we will value securities that are publicly traded at the closing price on the valuation date for exchange traded and NASDAQ listed securities or the average of the bid and asked prices for other securities.  Debt and equity securities that are not publicly traded will be valued at fair value as determined in good faith by the valuation committee of our board of directors based on the recommendation by our investment adviser and under valuation guidelines adopted by our board of directors, and then approved by our entire board of directors.  Initially, the fair value of these securities will be their original cost. Debt securities valued at cost would be revalued for significant events affecting the issuer's performance and equity securities valued at cost would be revalued if significant developments or other factors affecting the investment provide a basis for valuing the security at a price other than cost, such as results of subsequent financing, the availability of market quotations, the portfolio company's operations and changes in market conditions.

Debt securities with remaining maturities of 60 days or less at the time of purchase will be valued at amortized cost.  Debt securities which are publicly traded will be valued by using market quotations obtained from pricing services or dealers.  Our valuation guidelines are subject to periodic review by our board of directors and may be revised in light of our experience, regulatory developments or otherwise.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.  Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.  (There are no dilutive securities at September 30, 2009 for purposes of computing fully diluted earnings per share.)

F.  Impact of New Accounting Standards

Because the Company has been recently organized and has not yet transacted any business, the new accounting standards have no significant impact on the current financial statements and related disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

G.   Interim Financial Reporting

The Company's accounting period is the year ended December 31.  The Company's management has determined that the accounting policies used to account for the interim periods ending September 30, 2009 and 2008 are in accordance with generally accepted accounting principles, applied on a consistent basis, and that no adjustments are necessary for a fair statement of the results for the interim period presented.

New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

FASB ASC 805, Business Combinations (“ASC 805” and formerly referred to as FAS-141(R)) requires the acquisition method to be applied to all transactions and other events in which an entity obtains control over one or more other businesses, requires the acquirer to recognize the fair value of all assets and liabilities acquired, even if less than one hundred percent ownership is acquired, and establishes the acquisition date fair value as measurement date for all assets and liabilities assumed. The guidance within ASC 805 is effective prospectively for any acquisitions made after fiscal years beginning after December 15, 2008.

FASB ASC 810, Consolidation (“ASC 810”), ASC 810-10-65, Transition and Open Effective Date Information (“ASC 810-10-65” and formerly referred to as FAS-160) establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated financial statements. ASC 810-10-65 is effective for fiscal years beginning after December 15, 2008. The application of ASC 810-10-65 did not have a significant impact on earnings nor the financial position.

FASB ASC 815, Derivatives and Hedging (“ASC 815”), ASC 815-10-65, Transition and Open Effective Date Information (“ASC 815-10-65”and formerly referred to as FAS-161) includes a requirement for enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. ASC 815 is effective prospectively for fiscal years beginning after November 15, 2008. The application of ASC 815 did not have a significant impact on earnings nor the financial position.

FASB ASC 350, Intangibles – Goodwill and Other, ASC 350-30-65, Transition and Open Effective Date Information (“ASC 350-30-65” and formerly referred to as FSP FAS 142-3) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible. ASC 350-30-65 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The guidance in this ASC 350-30-65 for determining the useful life of a recognized intangible shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements of ASC 350-30-65, however, shall be applied prospectively to all intangible assets recognized in the Company’s financial statements as of the effective date. The application of ASC 350-30-65 is not expected to have a material impact on earnings nor the financial position.

FASB ASC 715, Compensation – Retirement Benefits, ASC 715-20-65, Transition and Open Effective Date Information (“ASC 715-20-65” and formerly referred to as FSP FAS-132(R)-1) provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plans. ASC 715-20-65 is effective prospectively for fiscal years ending after December 15, 2009. The application of ASC 715-20-65 did not have a significant impact on earnings nor the financial position.

FASB ASC 825 Financial Instruments, ASC 825-10-65, Transition and Open Effective Date Information (“ASC 825-10-65” and formerly referred to as FSP FAS 107-1 and APB 28-1) requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods. ASC 825-10-65 is effective prospectively for interim reporting periods ending after June 15, 2009. The application of ASC 825-10-65 did not have a significant impact on earnings nor the financial position.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

FASB ASC 855, Subsequent Events (“ASC 855” and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

NOTE 3 – STOCKHOLDERS’ EQUITY

From August 2006 until the present, the Board of Directors issued 3,210,000 shares of common stock consisting 3,000,000 shares to our founders issued as of August, 2006 and 120,000 shares of common stock for $12,000 in cash to 12 investors of the Company in 2006  and 90,000 shares of common stock for $9,000 in cash to 9 investors of the Company in 2007 to fund initial and operating costs.

Common Stock

The holders of the Company's common stock:

- Have equal ratable rights to dividends from funds legally available for payment of dividends when, as and if declared by the board of directors;

- Are entitled to share ratably in all of the assets available for distribution to holders of common stock upon liquidation, dissolution or winding up of our affairs;

- Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

- Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any meeting of stockholders.

Preferred Stock

The Company has authorized, but not issued, 5,000,000 shares of preferred stock at $.001 per share.  The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2009	December 31, 2008
Accounts payable	$2,750	$1,500

Total	$2,750	$1,500

NOTE 5: MISCELLANEOUS INCOME - RELATED PARTY TRANSACTIONS

Reimbursement of Expenses

On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.

NOTE 6: INCOME TAXES

In July 2006, the ASC 740-10-25 (formerly referred to as Financial Accounting Standards Board (FASB) issued interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (FIN 48)). ASC 740-10-25 is intended to clarify the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740-10-25 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740-10-25, evaluation of a tax position is a two-step process. The first step is to determine whether it is more-likely-than-not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement.

Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent period in which the threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not criteria should be de-recognized in the first subsequent financial reporting period in which the threshold is no longer met.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

The adoption of ASC 740-10-25 at January 1, 2007 did not have a material effect on the Company's financial position.

The Company has not earned any income since inception and has not filed income tax returns with the Internal Revenue Service or State taxing authorities. The reimbursements received by Company on September 30, 2009 from Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date have been disclosed as miscellaneous income – related parties upon the Company’s Financial Statements but have not been disclosed as revenue due to the fact that such miscellaneous income were merely reimbursements for expenses incurred by the Company on behalf of each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc.

NOTE 7: SHAREHOLDERS' EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share.  As of September 30, 2009, the Company has no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share.  As of September 30, 2009, the Company has 3,210,000 shares of common stock issued and outstanding.

During the three months ended September 30, 2009, the Company did not issue any shares of common stock.

Options

There are no stock options outstanding.

Warrants

There are no warrants outstanding.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(Unaudited)

NOTE 8: EARNINGS PER SHARE

ASC 260-10-45 (formerly referred to as SFAS 128) requires a reconciliation of the numerator and denominator of the basic and diluted earnings per share (EPS) computations. The Company did not issue any securities which were not included in the calculation of diluted earnings per share because their effect was anti-dilutive.

NOTE 9:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through April 8, 2010, the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009 and there have been no subsequent events that warrant disclosure by the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with our financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

We were organized as a vehicle to investigate and, if such investigation warrants, merge or acquire a target company or business seeking the perceived advantages of being a publicly held corporation. As of the date of this prospectus, we have no particular acquisitions in mind and have not entered into any negotiations with respect to the possibility of a merger or acquisition between us and such other company.

Our principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

We do not currently engage in any business activities. We do not currently have any cash flow. The costs of investigating and analyzing business combinations for the next twelve (12) months and beyond such time will be paid with money in our treasury or will be loaned to or invested in us by our stockholders, management or other investors.  There can be no assurance that we will be able to obtain any additional money for our treasury should it become necessary.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination. If not, we will either cease operations or will need to raise additional capital through the issuance of additional shares or through debt. There is no existing commitment to provide additional capital, and there can be no assurance that we shall be able to receive additional financing.

During the next twelve (12) months we anticipate incurring costs related to:

      (i) filing of Exchange Act reports, and

      (ii) costs relating to consummating a merger or acquisition.

We may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial  additional  capital,  but  which  desires to establish a public trading market for its shares, while avoiding,  among other things, the time delays,  significant  expense, and loss of voting control which may occur in a public offering.

None of our  officers  or  directors  has had any  preliminary  contact or discussions  with any  representative  of any other entity  regarding a business combination  with us.  Any target business which is selected by us may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of revenues or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks  inherent in a particular target business, there can be no assurance that we will properly ascertain or  assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing,  and the dilution of interest for present and prospective stockholders,  which is likely to occur as a result of our management's plan to offer a controlling interest to a target business  in order to achieve  a  tax  free  reorganization.   This  lack  of diversification  should be considered a  substantial risk in investing in us, because  it will not  permit  us to offset  potential  losses  from one  venture against gains from another.

We intend to seek to carry out our business plan as discussed herein.  In order to do so, we need to pay ongoing expenses, including particularly accounting fees incurred in conjunction with preparation and filing of future compliance with our on-going reporting obligations.  Although we have raised capital pursuant to a private offering to pay these anticipated expenses, we may not have sufficient funds to pay all or a portion of such expenses.  If we fail to pay such expenses, we have not identified any alternative sources.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If not, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. There can be no assurance that we shall be able to receive additional financing

We do not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.  We have adopted a policy that we will not seek an acquisition or merger with any entity in which any of our officers, directors, and controlling stockholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

We anticipate that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation.  Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity  financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like  through  the  issuance of stock.  Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a finder to identify and analyze the merits of potential target businesses.  However, we presently contemplate that Michael Zaroff, one of our officers, directors and controlling stockholders, may introduce potential business combinations to us.  No finder’s fees will be paid to Mr. Zaroff.

Our officers and directors intend to contact a number of registered broker-dealers to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  Business opportunities may also come to our attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  If such person is not a registered broker-dealer, we will not pay any fees unless legally permitted to do so.  All securities transactions effected in connection with our business plan as described in this prospectus will be conducted through or effected by a registered broker-dealer.

As to date there have been no discussions, agreements or understandings with any broker-dealers or finders regarding our search for business opportunities. Our management is not affiliated with any broker-dealers, and has not in the past retained a broker-dealer to search for business opportunities.

In the event of a successful acquisition or merger, we may pay a finder's fee, in the form of cash or common stock in the merged entity retained by us, to individuals or entities legally authorized to do so, if such payments are permitted under applicable federal and state securities law.  The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time, but is expected to be comparable to consideration normally paid in like transactions.  Management believes that such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved.  Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.  Any cash finder's fee earned will need to be paid by the prospective merger or acquisition candidate, because we do not have sufficient cash assets with which to pay any such obligation.  If we are required pursuant to applicable federal or state securities laws, any finder retained by us will be a registered broker-dealer, who shall be compensated solely in accordance with the NASD regulations.  No fees of any kind will be paid by us to our promoters and management or to our associates or affiliates.

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended December 31, 2007 and 2008.  During the nine (9) months ended September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  Total expenses for the twelve (12) month period ended December 31, 2008 were $10,243.  Total expenses for the twelve (12) months period ended December 31 2007 were $7,055, an increase of $3,188 due to the fact that our expenses generally consist solely of the accounting and filing fees related to our filing of Registration Statements, with the exception of a one-time expenditure in August, 2008 in the amount of $5,000 to Wilmington Trust Company to act as our escrow agent.  Accordingly, notwithstanding the fact that we filed fewer amendments to our Registration Statement in the twelve (12) months ended December 31, 2008 than in the twelve (12) months ended December 31, 2007, we incurred greater expenses in the twelve (12) months ended December 31, 2008.  Total expenses for the nine (9) months ended September 30, 2009 were $5,732 compared to total expenses for the nine (9) months ended September 30, 2008 of $7,243 a decrease of $1,511 due to the one-time expenditure in August, 2008 in the amount of $5,000 to Wilmington Trust Company to act as our escrow agent.  Accordingly, notwithstanding the fact that we filed fewer amendments to our Registration Statement in the nine (9) months ended September 30, 2008 than in the nine (9) months ended September 30, 2009, we incurred greater expenses in the nine (9) months ended September 30, 2008 than in the nine (9) months ended September 30, 2009.

We currently have no material commitments for capital expenditures.  Our future growth is dependent upon our ability to identify suitable candidates for acquisitions.  While we believe that our currently available working capital, after receiving the aggregate proceeds of the sale of common stock, should be adequate to sustain our operations at our current levels through at least the next twelve (12) months, there can be no assurance that current capital will be sufficient to meet our needs until the consummation of a merger or business combination. We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If not, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. There can be no assurance that we shall be able to receive additional financing.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve (12) months.

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $12,740 from inception through September 30, 2009.  We do not have any revenues from operations, with the exception of reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.  Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present stockholders or management in the form of equity or debt.  If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations.  During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  As of September 30, 2009, we had a cash balance of $11,010, and working capital of $8,260.  As of September 30, 2009, we had liabilities of $2,750.  On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2009.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements which have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted, as the Company qualifies as a smaller reporting company.

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting identified during the period covered by this report which have materially affected or is likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

None.

(b) Exhibits

Exhibit Number	Description

3.1
Articles of Incorporation (Previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 on July 24, 2009 and incorporated herein by reference)*

3.2	By-Laws (Previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 on July 24, 2009 and incorporated herein by reference)*

31.01	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________

* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison Enterprises Group, Inc.

Date: April 8, 2010	By:	/s/ Alan P. Fraade
Alan P. Fraade
Vice President and Chief Financial and Accounting Officer (Principal Financial Officer and duly authorized signatory)