Form 10-K
period 2009-12-31
Madison Enterprises Group, Inc.
filed 2010-05-27
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________

Commission File Number: 333-142666

MADISON ENTERPRISES GROUP, INC.
(Exact Name of Registrant as specified in its charter)

Delaware	20-8380322
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

488 Madison Avenue
Suite 1100
New York, NY 10022
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code:
(212) 486-2500
Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class to be so registered	Name of each exchange on which each class is to be registered

Common stock, par value $.001	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

 Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold was approximately $21,000.

As of May 26, 2010, there were 3,210,000 shares of Common Stock, $0.001 par value per share issued and outstanding.

Documents Incorporated By Reference -None

 MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)

PART I

DISCLOSURE OF FORWARD-LOOKING STATEMENTS

Statements in this Form 10-K that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

ITEM 1.  DESCRIPTION OF BUSINESS

Our Business

Madison Enterprises Group, Inc. (“we”, “us”, “our”) was incorporated under the laws of the State of Delaware on August 17, 2006.  Since our inception we have been engaged in developmental stage activities and organizational efforts, including obtaining initial financing.

Based upon our proposed business activities, we are a "blank check" company.  The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business  plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank  check" companies in their respective jurisdictions. Our officers and directors have expressed their intention not to sell their respective shares of our common stock except in connection with or following a business combination which results in our no longer being classified as a blank check company.  We are, as defined in Rule 12b-2 under the Exchange Act, also a “shell company,” defined as a company with no or nominal assets (other than cash) and no or nominal operations. We intend to comply with the periodic reporting requirements of the Exchange Act for as long as we are subject to those requirements.

Because we are a “blank check” company, all shares currently bear a restrictive legend and cannot be sold without registration or an exemption from registration.  Also, all of our stockholders have entered into an escrow agreement.  Any stockholder who desires to sell his or her shares prior to our entering into a Business Combination Transaction must notify us.  We will then determine if the broker dealer arranged for the sale to comply with the applicable “Blue Sky” laws.    If all applicable “Blue Sky” laws have been satisfied, the shares to be sold and the funds to be received from prospective purchasers of said shares will then be placed in an escrow account with the Wilmington Trust Company, an insured depository institution.  Any dividends earned by the prospective purchasers while the shares are being held will also be placed in the escrow account.  These funds or shares will be held in escrow until an acquisition meeting the criteria specified in and conducted pursuant to Rule 419 is completed.

 We were  organized  as a vehicle  to  investigate  and,  if such investigation  warrants,  acquire  a target company or business seeking  the perceived advantages of being a publicly held corporation.  Our principal business objective for the next twelve (12) months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings.  We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities has and will be undertaken by or under the supervision of our officers and directors. We have not yet considered potential acquisition transactions with any companies,  nor, as of this date, have we entered into any definitive agreement with any party.  We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.  Notwithstanding this flexibility, we shall have no duty or obligation to analyze and investigate more than one business opportunity.  In our efforts to analyze potential acquisition targets, we will consider a number of factors including, but not limited to, the following:

(A)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(B)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(C)	Capital requirements and anticipated availability of required funds, to be provided by the target business or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(D)	Strength and diversity of management, either in place or scheduled for recruitment;

(E)	The cost of participation by us as compared to the perceived tangible and intangible values and potentials;

(F)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(G)	The extent to which the business opportunity can be advanced;

In applying the foregoing factors, no one of which will be controlling, management will attempt to analyze all facts and circumstances and make a determination based upon reasonable investigative measures and available data.  Management intends to meet personally with management and key personnel of the target business entity as part of its investigation and to utilize written reports and personal investigation in order to evaluate each of the above factors.

Potentially  available  business  opportunities  may  occur  in  many  different industries,  and at various  stages of development, all of which will make the task of comparative investigation  and analysis of such business opportunities extremely difficult and  complex.  Due to the limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Our plans are in the conceptual stage only.  There is no relationship between our particular name and our intended business plan.  If successful in completing a merger or acquisition, we expect that our name would change to reflect the marketing goals of the business combination.

Form of Acquisition

The manner in which we participate in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the parties and the promoters of the opportunity, and our relative negotiating strength and that of such promoters.

It is likely that we will acquire our participation in a business opportunity through the issuance of our Common Stock or other securities.  Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free” reorganization pursuant to Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code"), depends upon whether the owners of the acquired  business own 80% or more of the voting stock of the surviving  entity.  If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided pursuant to the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity.  Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity.  The result of the foregoing could result in substantial additional dilution to the equity of those who were our stockholders prior to such reorganization.

Our present stockholders will likely not have control of a majority of the voting shares following a reorganization transaction.  As part of such a transaction, all or a majority of our directors are likely to resign and new directors may be appointed without any vote by stockholders.

In the event of an acquisition, the transaction shall be approved by vote or consent by our stockholders.  In the event of a statutory merger or consolidation directly involving us, we shall obtain the written consent of the holders of a majority of our outstanding shares, which vote can be accomplished by our current management, or pursuant to a stockholders' meeting to obtain such approval. Any such transaction shall require Management to obtain stockholder approval.  It should be noted that in view of the fact that our management indirectly controls a majority of our shares, no consent of any stockholders other than Mintz & Fraade Enterprises, LLC and Sierra Grey Capital, LLC shall be required.

It is anticipated   that  the   investigation  of specific business opportunities and the negotiation, drafting and execution  of  relevant agreements,  disclosure documents and other instruments will require substantial management time and attention and substantial  cost for the services of accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs which are incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to us of the related costs incurred.

Seasonality

Our business is not affected by seasonality.

Employees and Consultants

We presently have no employees, and do not expect to hire any employees. Our officers and directors are engaged in outside business activities and anticipate that they will devote only very limited time to our business.  However, our officers intend to devote such time to the company as they deem reasonably necessary to effectively manage our business and affairs and to attempt to identify transaction opportunities.  Our officers intend to devote only a few hours per week to the business of the company until such time as a potentially suitable transaction opportunity is identified.  After a potentially suitable transaction opportunity has been identified, our officers expect to devote such time to due diligence with respect to that transaction opportunity as they determine is reasonably necessary, and if they believe such transaction to be in our best interests, then they would expect to devote a substantial amount of time to consummating such transaction.

Penny Stock

If the trading price of our Common Stock is less than $5.00 per share, trading in our securities may be subject to the requirements of the Securities and Exchange Commission's rules with respect to securities trading below $5.00, which are referred to as "penny stocks". These rules require the delivery of a disclosure schedule explaining the penny stock market and all associated risks prior to any transaction and impose various sales practice requirements on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors, which are generally defined as institutions or an investor, individually or with their spouse, who has a net worth exceeding $1,000,000, or annual income, individually exceeding $200,000 or, with their spouse exceeding $300,000. For these types of transactions the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to the sale. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our Common Stock, which could severely limit its market price and liquidity.

REPORTS TO SECURITY HOLDERS.

      (1) We are not required to deliver an annual report to our security holders and at this time we do not anticipate the distribution of such a report.

      (2) We are subject to the disclosure rules of Regulation S-K under the Securities Act of 1933 and the Securities Exchange Act of 1934 with respect to smaller reporting companies and are therefore required to file a Form 10-K annually and Forms 10-Q quarterly. In addition, we are required to file Forms 8-K and other information statements from time to time.

      (3) The public may read and copy any materials which we file with the SEC at the SEC's Public Reference Room at 100 F. Street N.E., Washington, D.C.  20549.  The public may obtain information with respect to the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Additionally, the SEC maintains an Internet site which contains reports, proxy and information statements, and other information with respect to issuers which file electronically with the SEC, which can be found at http://www.sec.gov.

ITEM 2.  PROPERTIES

We neither rent nor own any properties at this time.  We presently have no agreements to acquire any properties and have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interest in, persons primarily engaged in real estate activities.

We currently maintain an address at the offices of Mintz & Fraade, P.C., located at 488 Madison Avenue, Suite 1100, New York, New York 10022. We pay no rent or other fees for the use of our office space. We do not presently believe that we will need to maintain any additional office space in order to carry out our plan of operations described herein.

ITEM 3.  LEGAL PROCEEDINGS

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five (5) years.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF SECURITIES

Our Common Stock is not presently trading on any stock exchange.  We are not aware of any market active in our stock since inception through the date of this filing.  While we intend to arrange to have our common stock traded on the public market after complying with Rule 419 and with the availability of our shares to be sold on the public market, we have not yet applied to have our stock listed on an exchange or quoted on a quotation service.  We do intend to apply for quotation of our common stock on the OTC Bulletin Board subsequent to (A) our consummation of a Business Combination Transaction, (B) filing a Form 8-K with the SEC with current information with respect to the combined company and (C) the SEC declaring such Form 8-K effective.  There can be no assurance that a trading market will ever develop, or if developed, that it will be sustained.

Because it is not contemplated that any of the selling stockholders intend to sell their shares until we enter into a Business Combination Transaction, and any sales will have to be through a broker dealer, we will not know in which states prospective purchasers will be located.  It will be the brokers’ responsibility to confirm that sales can legally be made in the applicable states.

Pursuant to Rule 419, any shares held in escrow are prohibited from being resold or transferred while in escrow except pursuant to a qualified domestic relations order or Title I of the Employee Retirement Income Security Act (ERISA), or the rules thereunder.  Any shares released from escrow may only be resold pursuant to registration under the Securities Act or pursuant to a valid exemption therefrom.

As of May 26, 2010, there were a total of 23 holders of record of our Common Stock. We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

RECENT SALES OF UNREGISTERED SECURITIES

As of August 17, 2006 (inception), we issued 1,500,000 restricted shares of our common stock as founders shares to each of Sierra Grey Capital, LLC and Mintz & Fraade Enterprises, LLC.  See Item 4, "Recent Sales of Unregistered Securities."

During the period from November 1, 2006 through December 31, 2007, we sold an aggregate of 210,000 shares to twenty one (21) investors in exchange for an aggregate $21,000 in cash pursuant to Section 4(2) of the Securities Act.  All of the presently outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 pursuant to the Securities Act.  There is a general prohibition against reliance on Rule 144 with respect to securities issued by shell companies such as ours.  In order to resell the securities subject to Rule 144, our company must first cease being a shell company, be subject to the Exchange Act reporting obligations, and file all required Exchange Act reports during the proceeding twelve months.  Additionally, one year must elapse after all Exchange Act reports are filed before the securities may be resold.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information which we believe is relevant to an assessment and understanding of our results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

Statements in this Form 10-K which are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

We were  organized  as a vehicle  to  investigate  and,  if such investigation  warrants,  merge or acquire  a target  company  or  business  seeking  the perceived advantages of being a publicly held corporation.  As of the date of this annual report, we have no particular acquisitions in mind and have not entered into any negotiations with respect to the possibility of a merger or acquisition between us and such other company.

If we consummate a business combination, we will use our best efforts to have our stock quoted on the OTC Bulletin Board (the “OTCBB”), and anticipate that our common stock will be eligible to trade on the OTCBB subsequent to such business combination.  In addition, subsequent to such business combination, we may seek the listing of our common stock on any of the several NASDAQ markets or the American Stock Exchange, either immediately after such business combination or sometime in the future. There can be no assurance that after we consummate a business combination we will be quoted on the OTCBB or be able to meet the initial listing standards of any stock exchange or quotation service, or that we will be able to maintain a listing of our common stock on any of those or any other stock exchange or quotation service.

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

We intend to seek to carry out our business plan as discussed herein.  In order to do so, we need to pay ongoing expenses, including particularly accounting fees incurred in conjunction with compliance with our on-going reporting obligations.  Although we have raised capital pursuant to a private offering to pay these anticipated expenses, we may not have sufficient funds to pay all or a portion of such expenses.  If we fail to pay such expenses, we have not identified any alternative sources.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If not, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. There can be no assurance that we shall be able to receive additional financing

We do not intend to make any loans to any prospective merger or acquisition candidates or unaffiliated third parties.  We have adopted a policy that we will not seek an acquisition or merger with any entity in which any of our officers, directors, and controlling stockholders or any affiliate or associate serves as an officer or director or holds any ownership interest.

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

Our officers and directors intend to contact a number of registered broker-dealers to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  Business opportunities may also come to our attention from various sources, including professional advisers such as attorneys and accountants, venture capitalists, members of the financial community, and others who may present unsolicited proposals.  If such person is not a registered broker-dealer, we will not pay any fees unless legally permitted to do so.  All securities transactions effected in connection with our business plan as described in this annual report will be conducted through or effected by a registered broker-dealer.

As to date there have been no discussions, agreements or understandings with any broker-dealers or finders regarding our search for business opportunities. Our management is not affiliated with any broker-dealers, and has not in the past retained a broker-dealer to search for business opportunities.

In the event of a successful acquisition or merger, we may pay a finder's fee, in the form of cash or common stock in the merged entity retained by us, to individuals or entities legally authorized to do so, if such payments are permitted under applicable federal and state securities law.  The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time, but is expected to be comparable to consideration normally paid in like transactions.  Management believes that such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved.  Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.  Any cash finder's fee earned will need to be paid by the prospective merger or acquisition candidate, because we do not have sufficient cash assets with which to pay any such obligation.  If we are required pursuant to applicable federal or state securities laws, any finder retained by us will be a registered broker-dealer, who shall be compensated solely in accordance with the FINRA regulations.  No fees of any kind will be paid by us to our promoters and management or to our associates or affiliates.

We may merge with a company which has retained one or more consultants or outside advisors.  In such situation, we expect that the business opportunity will compensate the consultant or outside advisor.  As of the date of this filing, there have been no discussions, agreements or understandings with any third-parties or with any representatives of the owners of any business or company regarding the possibility of a merger or acquisition between us and such other company.  Consequently, we are unable to predict how the amount of such compensation will be calculated at this time.  It is anticipated that any finder which the target company retains would likely be a registered broker-dealer.

We will not restrict our search to any specific kind of firm, but may acquire a venture which is in its preliminary or development stage, one which is already in operation, or in a more mature stage of its corporate existence. The acquired business may desire to have its shares publicly traded, or may seek other perceived advantages which we may be able to offer by virtue of being a public shell with no liabilities, which shall be up to date in its reporting requirements, which management anticipates shall be eligible for trading on the OTC Bulletin Board subsequent to such Business Combination Transaction, and which shall be in good standing in the United States and the State of Delaware.  There are no existing loan arrangements or arrangements for any financing whatsoever relating to any business opportunities.

Subsequent to consummating a Business Combination Transaction we shall file a Form 8-K with the Securities and Exchange Commission containing extensive information as required by SEC regulations with respect to the Target(s), including, but not limited to, audited financial statements.  Subsequent to consummating such Business Combination Transaction, we would no longer be deemed to be a shell company, and the provisions of Rule 419 with respect to escrow of funds, and purchasers’ opportunity to receive a return of their investment funds if they did not approve of the acquisition would not be applicable.

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during our fiscal year ended December 31, 2008.  During the year ended December 31, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  Total expenses for the twelve (12) month period ended December 31, 2008 were $10,243.  Total expenses for the twelve (12) month period ended December 31, 2009 were $7,890, a decrease of $2,353 due to the fact that our expenses generally consist solely of the accounting and filing fees related to our filing of Registration Statements, with the exception of a one-time expenditure in August, 2008 in the amount of $5,000 to Wilmington Trust Company to act as our escrow agent.  Accordingly, notwithstanding the fact that we filed fewer amendments to our Registration Statement in the twelve (12) months ended December 31, 2008 than in the twelve (12) months ended December 31, 2009, we incurred greater expenses in the twelve (12) months ended December 31, 2008 than in the twelve (12) months ended December 31, 2009.

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

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2009, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $14,898 from inception through December 31, 2009.  We do not have any revenues from operations, with the exception of reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.  Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present stockholders or management in the form of equity or debt.  If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations.  During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  As of December 31, 2009, we had a cash balance in an escrow account of $7,907, and working capital of $6,102.  As of December 31, 2009, we had liabilities of $1,805.  On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2009.

Off-Balance Sheet Arrangements

We are not currently a party to, or otherwise involved with, any off-balance sheet arrangements which have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK DISCLOSURE

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not Applicable.

ITEM 9A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers, have evaluated the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

There have been no changes in our internal controls or in other factors that could materially affect, or were reasonable likely to materially affect these controls during or subsequent to the year ended December 31, 2009.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance with respect to the reliability of financial reporting and the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures which:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon this assessment, no material weaknesses were discovered and our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This Annual Report does not include an attestation report of our registered public accounting firm with respect to internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission which permit us to provide only our management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended December 31, 2009 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CORPORATE GOVERNANCE

Our Board of Directors consists of Mr. Michael Zaroff, who is also our President and a Director, Mr. Frederick M. Mintz, who is our Chairman of the Board and Mr. Alan P. Fraade, who is our Vice President, Principal Accounting Officer, Principal Financial Officer, Secretary and a Director.

Our present executive officers and directors and their present positions are as follows:

Name	Position	First Year Elected/Appointed
Michael Zaroff	President, Director	2007
Frederick M. Mintz	Chairman of the Board, Director	2007
Alan P. Fraade	Vice President, Principal Accounting Officer, Principal Financial Officer, Secretary, Director	2007

All of our directors will hold office until the next meeting of shareholders and until their successors have been duly elected and qualified.  All of our executive officers will hold office until the next annual meeting of the directors and until their successors have been duly appointed and qualified.

Michael Zaroff has served as a Director and as our President since inception, and will continue to serve on the board until our next annual stockholders' meeting or until his successor is duly elected.  Mr. Zaroff is currently the President of two other similar blank check companies (Madison Acquisition Ventures, Inc. and Madison Venture Capital Group, Inc.), which have registration statements pending with the SEC.  Mr. Zaroff is a business and corporate consultant who has over twenty (20) years of securities experience within the securities brokerage industry.  Since 2004, he has been self-employed as a business consultant and as owner of two businesses. Prior to that beginning in 1988, Mr. Zaroff worked as a securities broker with various companies.  Mr. Zaroff graduated from Oneonta State University in Oneonta, New York where he received a B.S degree.

Frederick M. Mintz, has served as a Director and as our Chairman of the Board since inception, and will continue to serve on the board until our next annual stockholders' meeting or until his successor is duly elected  Mr. Mintz is currently the Chairman of two other similar blank check companies (Madison Acquisition Ventures, Inc. and Madison Venture Capital Group, Inc.), which have registration statements pending with the SEC.  Mr. Mintz is the senior partner of Mintz & Fraade, P.C., has been a practicing attorney for in excess of forty (40) years.  He received a B.S. from Cornell University and received both a J.D. and LL.M. in Taxation from New York University School of Law.

Alan P. Fraade has served as a Director and as our Vice-President, Principal Accounting Officer, Principal Financial Officer and Secretary since inception, and will continue to serve on the board until our next annual stockholders' meeting or until his successor is duly elected.  Mr. Fraade is currently the Vice-President, Principal Accounting Officer, Principal Financial Officer and Secretary of two other similar blank check companies (Madison Acquisition Ventures, Inc. and Madison Venture Capital Group, Inc.), which have registration statements pending with the SEC.  Mr. Fraade has been a practicing attorney for in excess of thirty (30) years.  He received a B.A. from S.U.N.Y. at Binghamton and received a J.D. from New York Law School where he was an editor of the Law Review.  He received a LL.M. in Corporate Law from New York University School of Law.

Audit and Compensation Committees, Financial Expert

We do not have a standing audit or compensation committee or any committee performing a similar function, although we may form such committees in the future.  Our entire Board of Directors handles the functions that would otherwise be handled by an audit or compensation committee.

Since we do not currently have an audit committee, we have no audit committee financial expert.  Prior to such time as we consummate a merger or other business combination, our financial management and record keeping involve only simple transactions, and accordingly reliance upon a financial expert is unnecessary.  Following the consummation of a merger or other business combination, for which there can be no assurance, we may search for a qualified independent expert who would be willing to serve on our Board of Directors and who would be willing to act as an audit committee financial expert.  Before retaining any such expert, our Board of Directors would make a determination as to whether such person is both qualified and independent.

Since we do not currently pay any compensation to our officers or directors, we do not have a compensation committee.  If we decide to provide compensation for our officers and directors in the future, our Board of Directors may appoint a committee to exercise its judgment on the determination of salary and other compensation.

Code of Ethics

We have adopted a Code of Ethics which is designed to ensure that our directors and officers meet the highest standards of ethical conduct. The Code of Ethics requires that our directors and officers comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in our best interest.

Prior Blank Check Company Experience

Our management has had no prior involvement in connection with any blank check companies for sale to or for acquisition by target companies except that both Frederick M. Mintz and Alan P. Fraade have in the past rendered professional services as attorneys in connection with the organization of and business combinations of a number of blank check companies. However, as indicated below, our management is also currently involved with two other blank check companies whose prospectus’ are being filed with the SEC.

Name	Filing Date of Prospectus	Operating Status	SEC File Number	Pending Business Combinations
Madison Acquisition Ventures, Inc.	8/29/2007	Developmental Stage	333-142697	None
Madison Venture Capital Group, Inc.	8/29/2007	Developmental Stage	333-142667	None

Notes:

(1)           Frederick M. Mintz, Alan P. Fraade and Michael Zaroff also serve as officers and directors of Madison Acquisition Ventures, Inc. and Madison Venture Capital Group, Inc., which have registration statements pending with the SEC.  Mintz & Fraade Enterprises, LLC, owned by Messrs. Mintz and Fraade and their respective spouses, and Michael Zaroff each own 46.7% of the capital stock of each of Madison Acquisition Ventures, Inc. and Madison Venture Capital Group, Inc.  Except as described above, members of our management are not an officer, director or affiliate of any other company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) thereof.

(2)           As of the date hereof no merger, IPO or other offering has been effectuated as the prospectuses of these companies are presently pending with SEC.  The shares pending thereunder are not available on, and are not trading on, any public market.

Involvement with certain material legal proceedings during the past five (5) years

(1)           No director, officer, significant employee or consultant has been convicted in a criminal proceeding, exclusive of traffic violations or is subject to any pending criminal proceeding.

(2)           No bankruptcy petitions have been filed by or against any business or property of any of our directors, officers, significant employees or consultants nor has any bankruptcy petition been filed against a partnership or business association where these persons were general partners or executive officers.

(3)           No director, officer, significant employee or consultant has been permanently or temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.  No director, officer or significant employee contemplates being temporarily enjoined, barred, suspended or otherwise limited from involvement in any type of business, securities or banking activities.

(4)           No director, officer or significant employee has been convicted of violating a federal or state securities or commodities law.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to our principal executive officer and principal financial officer and our other three highest paid officers and directors for our fiscal years ended December 31, 2009 and 2008. No other compensation was paid to any such officers or directors other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Zaroff	2009	0		0					0
President	2008	0		0					0

Frederick M. Mintz	2009	0		0					0
Chairman of the Board	2008	0		0					0

Alan P. Fraade	2009	0		0					0
Vice President, Principal Accounting Officer, Principal Financial Officer, Secretary	2008	0		0					0

Employment Agreements: None

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Securities authorized for issuance under equity compensation plans.

None.

Security ownership of certain beneficial owners

As of the date hereof, we have 3,210,000 shares of common stock, par value $0.001 per share, issued and outstanding.

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each stockholder known to be the beneficial owner of more than 5% of our common stock; (ii) by each director and executive officer; and (iii) by all executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to the shares beneficially owned.   Also included are the shares held by all executive officers and directors as a group.

TITLE OF CLASS	NAME AND ADDRESS OF BENEFICIAL OWNER	AMOUNT OF BENEFICIAL OWNERSHIP	PERCENT OF CLASS
Common	Mintz & Fraade	1,500,000	46.7%
Stock	Enterprises, LLC (*)
	488 Madison Avenue
	Suite 1100
	New York, New York 10022

Common	Sierra Grey Capital, LLC (**)	1,500,000	46.7%
Stock	21510 St Andrews Grand Circle
	Suite 10
	Boca Raton, FL 33486

Common	All Executive Officers	3,000,000	93.5%
Stock	and Directors as a Group
	(Includes shares of Mintz
	& Fraade Enterprises, LLC
	and Sierra Grey Capital, LLC)

*   - The beneficial owners of Mintz & Fraade Enterprises, LLC are Frederick M. Mintz, Alan P. Fraade and their respective spouses.

** - The sole beneficial owner of Sierra Grey Capital, LLC is Michael Zaroff.

We currently have no non-voting securities or other securities outstanding, and there are no contracts or other arrangements which could result in a change of control.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of August 17, 2006 (inception), we issued 1,500,000 restricted shares of our common stock as founders shares to each of Sierra Grey Capital, LLC and Mintz & Fraade Enterprises, LLC.  See Item 4, "Recent Sales of Unregistered Securities."  During the period from November 1, 2006 through December 31, 2007, we sold an aggregate of 210,000 shares to twenty one (21) investors in exchange for an aggregate $21,000 in cash pursuant to Section 4(2) of the Securities Act.  All of the presently outstanding shares of our common stock are "restricted securities" within the meaning of Rule 144 pursuant to the Securities Act.  There is a general prohibition against reliance on Rule 144 with respect to securities issued by shell companies such as ours.  In order to resell the securities subject to Rule 144, our company must first cease being a shell company, be subject to the Exchange Act reporting obligations, and file all required Exchange Act reports during the proceeding twelve months.  Additionally, one year must elapse after all Exchange Act reports are filed before the securities may be resold.

We currently utilize office space provided by Mintz & Fraade, P.C., for which we pay no rent. See "Item 2. Description of Property."

Conflicts of Interest

Our proposed business raises potential conflicts of interest between us and Mr. Zaroff, Mr. Mintz, and Mr. Fraade, all officers and directors.  Mr. Zaroff is engaged full-time as a business consultant, in addition to other business interests to which he currently devotes attention, and is expected to continue to do so.  Mr. Mintz and Mr. Fraade currently are engaged in the full-time practice of law in addition to other business interests to which they currently devote attention, and are expected to continue to do so.  As a result, conflicts of interest may arise which may be resolved only through the exercise of judgment in a manner which is consistent with their fiduciary duties to us.  Mr. Zaroff, Mr. Mintz and Mr. Fraade intend to devote such time to the company as they deem reasonably necessary to effectively manage our business and affairs and to attempt to identify transaction opportunities.  Messrs. Zaroff, Mintz and Fraade intend to devote only a few hours per week to the business of the company until such time as a potentially suitable transaction opportunity is identified.  After a potentially suitable transaction opportunity has been identified, Messrs. Zaroff, Mintz and Fraade expect to devote such time to due diligence with respect to that transaction opportunity as they determine is reasonably necessary, and if they believe such transaction to be in our best interests, then they would expect to devote a substantial amount of time to consummating such transaction.  Messrs. Zaroff, Mintz and Fraade shall devote as much time to our activities as is required pursuant to their responsibilities to the Company, in their sole and absolute discretion.  However, should a conflict arise, there can be no assurance that Mr. Zaroff, Mr. Mintz or Mr. Fraade would not attend to other matters prior to ours.

Additional conflicts of interest and non-arms length transactions may also arise in the future in the event our current and future officers or directors are involved in the management of any company with which we transact business.  We have adopted a policy that we will not enter into a business combination, or acquire any assets of any kind for its securities, in which our management or any of our affiliates or associates have any interest, direct or indirect.

No other binding guidelines or procedures for resolving potential conflicts of interest have been adopted by us.  Accordingly, our officers will be required to use their discretion in order to resolve conflicts in such a manner as he considers appropriate.  Failure by management to resolve conflicts of interest in our favor could result in liability of management to us.

Other than described above, there have been no transactions which are required to be disclosed pursuant to Item 404 of Regulation S-B.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

Upon inception, our Board of Directors selected as our independent accountant the Certified Public Accounting firm of Bernstein & Pinchuk LLP of New York, New York.  Bernstein & Pinchuk LLP audited our financial statements for the fiscal years ended December 31, 2009,and 2008.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2009 and 2008 were as follows:

2009	2008
$3,000	$3,000

2. TAX FEES.

Our tax return fees for the years ended December 31, 2009 and 2008 were as follows:

2009	2008
$0	$0

3. ALL OTHER FEES.

2009	2008
$3,750	$0

For the year ended December 31, 2009, we were billed for accounting services other than those associated with the Audit Fees disclosed herein, such as interim reviews of financial statements.

PRE-APPROVAL POLICIES AND PROCEDURES

Our financial statements for the fiscal year ended December 31, 2009 have been audited by our independent accountants, Bernstein & Pinchuk LLP.  Each year our Board of Directors pre-approves all audit (review) and tax related services prior to the performance of such services. The percentage of hours expended on the audit by persons other than full-time, permanent employees of Bernstein & Pinchuk LLP, was zero.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits and Financial Statements:

1.  Financial Statements

The following financial statements are included on pages F-1 to F-13 of the Financial Statements filed as part of this Annual Report:

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Balance Sheets as of December 31, 2009 and 2008
(iii)	Statements of Operations for the fiscal years ended December 31, 2009 and 2008
(iv)	Statements of Cash Flows for the years ended December 31, 2009 and 2008
(v)	Statements of Changes in Stockholders' Equity as of December 31, 2009 and 2008
(vi)	Notes to Financial Statements

2.  Financial Statement Schedules. All financial statement schedules have been omitted since the information is either not applicable or required or is included in the financial statements or notes thereof.

3. The following exhibits, which are required by Item 601 of Regulation S-K, are filed herewith.

Exhibit Number	Exhibit Description

31.01	Certification pursuant to Section 13a-14 of President

31.02	Certification pursuant to Section 13a-14 of Principal Financial Officer

32.01	Certification pursuant to Section 1350 of President

32.02	Certification pursuant to Section 1350 of Principal Financial Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison Enterprises Group, Inc.
(Registrant)

By:	/s/ Michael Zaroff
Michael Zaroff, President
Date: May 27, 2010

By:	/s/ Alan P. Fraade
Alan P. Fraade, Principal Financial Officer and Principal Accounting Officer
Date: May 27, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Zaroff
Michael Zaroff, Director
Date: May 27, 2010

By:	/s/ Frederick M. Mintz
Frederick M. Mintz, Director
Date: May 27, 2010

By:	/s/ Alan P. Fraade
Alan P. Fraade, Director
Date: May 27, 2010

MADISON ENTERPRISES GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

__________

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2009 and 2008	F-3

Statements of Operations for the years ended December 31, 2009 and 2008 and for the period August 17, 2007 (inception) to December 31, 2009	F-4

Statements of Changes in Stockholders’ Equity as of December 31, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the period August 17, 2007 (inception) to December 31, 2009	F-6

Notes to Financial Statements	F-7 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Madison Enterprises Group, Inc.
New York, NY

We have audited the accompanying balance sheets of Madison Enterprises Group, Inc., (“the Company”), a development stage enterprise, as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the years then ended and for the period from August 17, 2006 (inception) to December 31, 2009.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have nor were we engaged to perform, an audit of its Internal Control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and for the period from August 17, 2006 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has incurred significant losses since its inception and has limited capital resources. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Bernstein & Pinchuk LLP

New York, NY
May 18, 2010

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2009	2008

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Cash in escrow	7,907	3,492
Total Assets	$7,907	$3,492

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:	$1,805	$1,500

STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding for both years	3,210	3,210

Additional paid in capital	17,790	17,790

Deficit accumulated during the development stage	(14,898)	(19,008)

Total Stockholders' Equity	6,102	1,992
	$7,907	$3,492

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Operations

	Years Ended December 31,		Period from August 17, 2006 (inception) to
	2009	2008	December 31, 2009

Revenue	$-	$-	$-

Costs and expenses
Organization and related expenses	7,890	10,243	26,898
Operating loss	(7,890)	(10,243)	(26,898)

Other income (expense)

Miscellaneous income –related parties	12,000	-	12,000
Income (loss) before tax expense	4,110	(10,243)	(14,898)
Income tax expense	-	-	-
Net income (loss)	$4,110	$(10,243)	$(14,898)

Basic and diluted earnings (loss) per share	$.0013	$(.0032)

Weighted average number of common shares outstanding basic and diluted	3,210,000	3,210,000

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
 (A Development Stage Company)
Statement of changes in Stockholders' Equity

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
August 17, 2006 (inception) Shares issued To founder	3,000,000	$3,000	$(3,000)	$-	$-

November Shares issued for cash	120,000	120	11,880	-	12,000

Net loss	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

January 2007 Shares issued for cash	90,000	90	8,910	-	9,000

Net loss	-	-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	(10,243)	(10,243)

Balance, December 31, 2008	3,210,000	3,210	17,790	(19,008)	1,992

Net income	-	-	-	4,110	4,110

Balance, December 31, 2009	3,210,000	$3,210	$17,790	$(14,898)	$6,102

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended December 31,		Period from August 17, 2006(inception) to December 31, 2009
	2009	2008
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)	$4,110	$(10,243)	$(14,898)
Changes in operating assets and liabilities Accounts payable	305	1,500	1,805

Net Cash provided by (used in) Operating Activities	4,415	(8,743)	(13,093)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Sale of common stock	-	-	21,000
Cash in escrow	(4,415)	8,743	(7,907)
Net cash (used in) provided by Financing Activities	(4,415)	8,743	13,093

(DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

 MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

NOTE 1 -- ORGANIZATION

Madison Enterprises Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 17, 2006 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $14,898 as of December 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. These financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.  (There are no dilutive securities at December 31, 2009 for purposes of computing fully diluted earnings per share.)

F.  Impact of New Accounting Standards

Because the Company has been recently organized and has not yet transacted any business, the new accounting standards have no significant impact on the current financial statements and related disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

G.   Interim Financial Reporting

The Company's accounting period is the year ended December 31.  The Company's management has determined that the accounting policies used to account for the years ending December 31, 2009 and 2008 are in accordance with generally accepted accounting principles, applied on a consistent basis, and that no adjustments are necessary for a fair statement of the results for the interim period presented.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2009, the Company has no shares of preferred stock issued and outstanding. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

Common Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share.  As of December 31, 2009, the Company has 3,210,000 shares of common stock issued and outstanding.

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

During the three months ended December 31, 2009, the Company did not issue any shares of common stock.

Options

There are no stock options outstanding.

Warrants

There are no warrants outstanding.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2009	December 31, 2008
Accounts payable	$1,805	$1,500

Total	$1,805	$1,500

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

NOTE 8:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K for the year ended December 31, 2009 and there have been no subsequent events that warrant disclosure by the Company.