Form 10-Q
period 2010-03-31
Madison Enterprises Group, Inc.
filed 2010-06-28
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

(212) 486-2500
Registrant's telephone number, including area code
Indicate by check mark whether the Issuer:

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

3,210,000 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of June 23, 2010.

ITEM 1. FINANCIAL STATEMENTS
MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Cash in escrow	7,352	7,907
Total Assets	$7,352	$7,907

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:	$1,250	$1,805

STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding for both periods	3,210	3,210

Additional paid-in capital	17,790	17,790

Deficit accumulated during the development stage	(14,898)	(14,898)

Total Stockholders' Equity	6,102	6,102
Total Liabilities and Stockholders' Equity	$7,352	$7,907

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Period from August 17, 2006 (inception) to
	2010	2009	March 31, 2010

Revenue	$-	$-	$-

Costs and expenses
Organization and related expenses	-	-	26,898
Operating loss	-	-	(26,898)

Other income (expense)

Miscellaneous income –related parties	-	-	12,000
Income (loss) before income tax expense	-		(14,898)
Income tax expense	-	-	-
Net loss	$-	$-	$(14,898)

Basic and diluted earnings (loss) per share	$-	$-

Weighted average number of common shares outstanding basic and diluted	3,210,000	3,210,000

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
 (A Development Stage Company)
Statement of changes in Stockholders' Equity

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
August 17, 2006 (inception) Shares issued To founder	3,000,000	$3,000	$(3,000)	$-	$-

November Shares issued for cash	120,000	120	11,880	-	12,000

Net loss	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

January 2007 Shares issued for cash	90,000	90	8,910		9,000

Net loss	-	-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	(10,243)	(10,243)

Balance, December 31, 2008	3,210,000	3,210	17,790	(19,008)	1,992

Net income	-	-	-	4,110	4,110

Balance, December 31, 2009	3,210,000	3,210	17,790	(14,898)	6,102

Net income (loss)	-	-	-	-	-

Balance, March 31, 2010	3,210,000	$3,210	$17,790	$(14,898)	$6,102

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Period from August 17, 2006(inception) to
	2010	2009	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$-	$(14,898)
Changes in operating assets and liabilities
Accounts payable	(555)	(1,500)	1,250

Net Cash (used in) Operating Activities	(555)	(1,500)	(13,648)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock			21,000
Cash in escrow	555	1,500	(7,352)
Net cash provided by Financing Activities	555	1,500	13,648

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

 MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)

NOTE 1 -- ORGANIZATION

Madison Enterprises Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 17, 2006 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $14,898 as of March 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. These financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE 2--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - Development Stage Company

The Company has not earned any revenue from operations.  Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth under the provisions of Accounting Standards Codification 825 (ASC 825).  Among the disclosures required by ASC 825 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity and cash flows disclose activity since the date of the Company's inception.

A.  Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.  The Company has elected a fiscal year ending on December 31.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.  Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.  (There are no dilutive securities at March 31, 2010 for purposes of computing fully diluted earnings per share.)

F.  Impact of New Accounting Standards

Because the Company has been recently organized and has not yet transacted any business, the new accounting standards have no significant impact on the current financial statements and related disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

G.   Interim Financial Reporting

The Company's accounting period is the year ended December 31.  The Company's management has determined that the accounting policies used to account for the interim periods ending March 31, 2010 and 2009 are in accordance with generally accepted accounting principles, applied on a consistent basis, and that no adjustments are necessary for a fair statement of the results for the interim period presented.

New Accounting Pronouncements

The following accounting guidance has been issued and will be effective for the Company in or after fiscal year 2009:

In March 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-11, which is included in the Codification under ASC 815.  This update clarifies the type of embedded credit derivative that is exempt from embedded derivative bifurcation requirements.  Only an embedded credit derivative that is related to the subordination of one financial instrument to another qualifies for the exemption.  This guidance became effective for the Company’s interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)
In February 2010, the FASB issued ASU No. 2010-09, which is included in the Codification under ASC 855, Subsequent Events (“ASC 855”).  This update removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06, which is included in the Codification under ASC 820, Fair Value Measurements and Disclosures (“ASC 820”).  This update requires the disclosure of transfers between the observable input categories and activity in the unobservable input category for fair value measurements.  The guidance also requires disclosures about the inputs and valuation techniques used to measure fair value and became effective for interim and annual reporting periods beginning January 1, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial statements

Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 820” and formerly referred to as FAS-157), establishes a framework for measuring fair value in GAAP, clarifies the definition of fair value within that framework, and expands disclosures about the use of fair value measurements. ASC 820 is effective for fiscal years beginning after November 15, 2007. ASC 820-10-65, Transition and Open Effective Date Information, deferred the effective date of ASC 820, for non-financial assets and liabilities that are not on a recurring basis recognized or disclosed at fair value in the financial statements, to fiscal years, and interim periods, beginning after November 15, 2008. The Company has adopted the guidance within ASC 820 for non-financial assets and liabilities measured at fair value on a nonrecurring basis at January 1, 2009 and will continue to apply its provisions prospectively from January 1, 2009. The application of ASC 820 for non-financial assets and liabilities did not have a significant impact on earnings nor the financial position for the periods presented.

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)

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

As of March 31, 2010, the Company has no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share.  As of March 31, 2010, the Company has 3,210,000 shares of common stock issued and outstanding.

During the three months ended March 31, 2010, the Company did not issue any shares of common stock.

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)

Options

There are no stock options outstanding.

Warrants

There are no warrants outstanding.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2010	December 31, 2009
Accounts payable	$1,250	$1,805

Total	$1,250	$1,805

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
 (Unaudited)

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

NOTE 8:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010 and there have been no subsequent events that warrant disclosure by the Company.

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

In the event of a successful acquisition or merger, we may pay a finder's fee, in the form of cash or common stock in the merged entity retained by us, to individuals or entities legally authorized to do so, if such payments are permitted under applicable federal and state securities law.  The amount of any finder's fee will be subject to negotiation, and cannot be estimated at this time, but is expected to be comparable to consideration normally paid in like transactions.  Management believes that such fees are customarily between 1% and 5% of the size of the transaction, based upon a sliding scale of the amount involved.  Such fees are typically in the range of 5% on a $1,000,000 transaction ratably down to 1% in a $4,000,000 transaction.  Any cash finder's fee earned will need to be paid by the prospective merger or acquisition candidate, because we do not have sufficient cash assets with which to pay any such obligation.  If we are required pursuant to applicable federal or state securities laws, any finder retained by us will be a registered broker-dealer, who shall be compensated solely in accordance with FINRA regulations.  No fees of any kind will be paid by us to our promoters and management or to our associates or affiliates.

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended December 31, 2007 and 2008.  During the year ended December 31, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  Total expenses for the twelve (12) month period ended December 31, 2008 were $10,243.   Total expenses for the twelve (12) month period ended December 31, 2009 were $7,890, a decrease of $2,353 due to the fact that our expenses generally consist solely of the accounting and filing fees related to our filing of Registration Statements, with the exception of a one-time expenditure in August, 2008 in the amount of $5,000 to Wilmington Trust Company to act as our escrow agent.  Accordingly, notwithstanding the fact that we filed fewer amendments to our Registration Statement in the twelve (12) months ended December 31, 2008 than in the twelve (12) months ended December 31, 2009, we incurred greater expenses in the twelve (12) months ended December 31, 2008 than in the twelve (12) months ended December 31, 2009. Total expenses for the three (3) months ended March 31, 2010 were $0 compared to total expenses for the three (3) months ended March 31, 2009 of $0, due to the fact that we did not make any filings during the three (3) months ended March 31, 2010.  Accordingly, we did not incur any expenses during the three (3) months ended March 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

The March 31, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $14,898 from inception through March 31, 2010.  We do not have any revenues from operations, with the exception of reimbursement of a portion of our expenses on September 30, 2009, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.  Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present stockholders or management in the form of equity or debt.  If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations.  During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  As of March 31, 2010, we had a cash balance of $7,352, and working capital of $6,102.  As of March 31, 2010, we had liabilities of $1,250.  On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Commitments
We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2010.

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) None.

(c) None.

ITEM 3. - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

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

Madison Enterprises Group, Inc.

Date: June 28, 2010	By:	/s/ Alan P. Fraade
Alan P. Fraade
Vice President and Chief Financial and Accounting Officer (Principal Financial Officer and duly authorized signatory)