Form 10-Q
period 2010-06-30
Madison Enterprises Group, Inc.
filed 2010-08-18
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☒    No ☐

3,210,000 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of August 18, 2010.

ITEM 1. FINANCIAL STATEMENTS
MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Cash in escrow	6,102	7,907
Total Assets	$6,102	$7,907

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:	$2,021	$1,805

STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding for both periods	3,210	3,210

Additional paid-in capital	17,790	17,790

Deficit accumulated during the development stage	(16,919)	(14,898)

Total Stockholders' Equity	4,081	6,102
Total Liabilities and Stockholders' Equity	$6,102	$7,907

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		Period from August 17, 2006 (inception) to
	2010	2009	2010	2009	June 30, 2010

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Organization and related expenses	2,021	3,406	2,021	3,406	28,919
Operating loss					(28,919)

Other income (expense)

Miscellaneous income –related parties					12,000
Income (loss) before income tax expense					(16,919)
Income tax expense
Net loss	$(2,021)	$(3,406)	$(2,021)	$(3,406)	(16,919)

Basic and diluted earnings (loss) per share	$(.0006)	$(.0011)	$(.0006)	$(.0011)

Weighted average number of common shares outstanding basic and diluted	3,210,000	3,210,000	3,210,000	3,210,000

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
 (A Development Stage Company)
Statement of changes in Stockholders’ Equity

	Common Stock			Deficit Accumulated During the Development	Total Stockholders’
	Numbers of Shares	Amount	Additional paid-in capital	Stage	Equity
August 17, 2006 (inception) Shares issued To founder	3,000,000	$3,000	$(3,000)	$-	$-

November Shares issued for cash	120,000	120	11,880	-	12,000

Net loss	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

January 2007 Shares issued for cash	90,000	90	8,910		9,000

Net loss	-	-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	(10,243)	(10,243)

Balance, December 31, 2008	3,210,000	3,210	17,790	(19,008)	1,992

Net income	-	-	-	4,110	4,110

Balance, December 31, 2009	3,210,000	3,210	17,790	(14,898)	6,102

Net income (loss)	-	-	-	(2,021)	(2,021)

Balance, June 30, 2010 (Unaudited)	3,210,000	$3,210	$17,790	$(16,919)	$4,081

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,		Period from August 17, 2006(inception) to
	2010	2009	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,021)	$(3,406)	$(16,919)
Changes in operating assets and liabilities
Accounts payable	216	-	2,021

Net Cash (used in) Operating Activities	(1,805)	(3,406)	(14,898)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock			21,000
Cash in escrow	1,805	3,406	(6,102)
Net cash provided by Financing Activities	1,805	3,406	14,898

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

 MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
 (Unaudited)

NOTE 1 -- ORGANIZATION

Madison Enterprises Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 17, 2006 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $16,919 as of June 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. These financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
 (Unaudited)

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.  Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.  (There are no dilutive securities at June 30, 2010 for purposes of computing fully diluted earnings per share.)

F.  Impact of New Accounting Standards

Because the Company has been recently organized and has not yet transacted any business, the new accounting standards have no significant impact on the current financial statements and related disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

G.   Interim Financial Reporting

The Company's accounting period is the year ended December 31.  The Company's management has determined that the accounting policies used to account for the interim periods ending June 30, 2010 and 2009 are in accordance with generally accepted accounting principles, applied on a consistent basis, and that no adjustments are necessary for a fair statement of the results for the interim period presented.

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
 (Unaudited)

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

As of June 30, 2010, the Company has no shares of preferred stock issued and outstanding.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
 (Unaudited)
Common Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share.  As of June 30, 2010, the Company has 3,210,000 shares of common stock issued and outstanding.

During the six months ended June 30, 2010, the Company did not issue any shares of common stock.

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

- Do not have preemptive, subscription or conversion rights, or redemption or access to any sinking fund; and

- Are entitled to one noncumulative vote per share on all matters submitted to stockholders for a vote at any

Options

There are no stock options outstanding.

Warrants

There are no warrants outstanding.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
 (Unaudited)

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	June 30, 2010	December 31, 2009
Accounts payable	$2,021	$1,805

Total	$2,021	$1,805

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
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

NOTE 8:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010 and there have been no subsequent events that warrant disclosure by the Company.

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

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended December 31, 2007 and 2008.  During the year ended December 31, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.   Total expenses for the twelve (12) month period ended December 31, 2008 were $10,243.   Total expenses for the twelve (12) month period ended December 31, 2009 were $7,890, a decrease of $2,353 due to the fact that our expenses generally consist solely of the accounting and filing fees related to our filing of Registration Statements, with the exception of a one-time expenditure in August, 2008 in the amount of $5,000 to Wilmington Trust Company to act as our escrow agent.  Accordingly, notwithstanding the fact that we filed fewer amendments to our Registration Statement in the twelve (12) months ended December 31, 2008 than in the twelve (12) months ended December 31, 2009, we incurred greater expenses in the twelve (12) months ended December 31, 2008 than in the twelve (12) months ended December 31, 2009. Total expenses for the six (6) months ended June 30, 2010 were $2,021 compared to total expenses for the six (6) months ended June 30, 2009 of $3,406, due to the fact that we filed two Amendments to our Registration Statement on Form S-1 during the six months ended June 30, 2009, which entailed incurring greater costs with respect to accountant and filing fees in view of our “shell” company status than our filing of two quarterly reports upon Form 10-Q and one annual report upon Form 10-K during the six months ended June 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $16,919 from inception through June 30, 2010.  We do not have any revenues from operations, with the exception of reimbursement of a portion of our expenses on September 30, 2009, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.  Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present stockholders or management in the form of equity or debt.  If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations.  During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  As of June 30, 2010, we had a cash balance of $6,102, and working capital of $4,081.  As of June 30, 2010, we had liabilities of $2,021.  On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Commitments
We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2010.

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

ITEM 4T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive and financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms.

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

Madison Enterprises Group, Inc.

Date: August 18, 2010	By:	/s/ Alan P. Fraade
Alan P. Fraade
Vice President and Chief Financial and Accounting Officer (Principal Financial Officer and duly authorized signatory)