Form 10-Q
period 2010-09-30
Madison Enterprises Group, Inc.
filed 2010-11-15
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

3,210,000 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of November 12, 2010.

ITEM 1. FINANCIAL STATEMENTS
MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Cash in escrow	3,319	7,907
Total Assets	$3,319	$7,907

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:	$2,500	$1,805

STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding for both periods	3,210	3,210

Additional paid-in capital	17,790	17,790

Deficit accumulated during the development stage	(20,181)	(14,898)

Total Stockholders' Equity	819	6,102
Total Liabilities and Stockholders' Equity	$3,319	$7,907

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from August 17, 2006 (inception) to
	2010	2009	2010	2009	September 30, 2010

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Organization and related expenses	3,262	2,326	5,283	5,732	32,181
Operating loss	(3,262)	(2,326)	(5,283)	(5,732)	(32,181)

Other income (expense)

Miscellaneous income –related parties	-	12,000	-	12,000	12,000
Income (loss) before income tax expense	(3,262)	9,674	(5,283)	6,268	(20,181)
Income tax expense
Net income (loss)	$(3,262)	$9,674	$(5,283)	$6,268	(20,181)

Basic and diluted earnings (loss) per share	$(.0010)	$.0030	$(.0016)	$.0020

Weighted average number of common shares outstanding basic and diluted	3,210,000	3,210,000	3,210,000	3,210,000

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
 (A Development Stage Company)
Statement of changes in Stockholders’ Equity

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
August 17, 2006 (inception) Shares issued to founders	3,000,000	$3,000	$(3,000)	$-	$-

November Shares issued for cash	120,000	120	11,880	-	12,000

Net loss	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

January 2007 Shares issued for cash	90,000	90	8,910		9,000

Net loss	-	-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	(10,243)	(10,243)

Balance, December 31, 2008	3,210,000	3,210	17,790	(19,008)	1,992

Net income	-	-	-	4,110	4,110

Balance, December 31, 2009	3,210,000	3,210	17,790	(14,898)	6,102

Net loss	-	-	-	(5,283)	(5,283)

Balance, September 30, 2010 (unaudited)	3,210,000	$3,210	$17,790	$(20,181)	$819

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,		Period from August 17, 2006(inception) to
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,283)	$6,268	$(20,181)
Changes in operating assets and liabilities
Accounts payable	695	1,250	2,500

Net Cash (used in) provided by Operating Activities	(4,588)	7,518	(17,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock			21,000
Cash in escrow	4,588	(7,518)	(3,319)
Net cash provided by (used in) Financing Activities	4,588	(7,518)	17,681

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

 MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Unaudited)

NOTE 1 -- ORGANIZATION

Madison Enterprises Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 17, 2006 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $20,181 as of September 30, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. These financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Unaudited)

Determination of fair values involves subjective judgment and estimates not susceptible to substantiation by auditing procedures.  Accordingly, under current auditing standards, the notes to our financial statements will refer to the uncertainty with respect to the possible effect of such valuations, and any change in such valuations, on our financial statements.

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.  (There are no dilutive securities at September 30, 2010 for purposes of computing fully diluted earnings per share.)

F.  Impact of New Accounting Standards

Because the Company has been recently organized and has not yet transacted any business, the new accounting standards have no significant impact on the current financial statements and related disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

G.   Interim Financial Reporting

The Company's accounting period is the year ended December 31.  The Company's management has determined that the accounting policies used to account for the interim periods ending September 30, 2010 and 2009 are in accordance with generally accepted accounting principles, applied on a consistent basis, and that no adjustments are necessary for a fair statement of the results for the interim period presented.

New Accounting Pronouncements

The Company has adopted all recently issued accounting pronouncements.  The adoption of the accounting pronouncements, including those not yet effective, is not anticipated to have a material effect on the financial position or results of operations of the Company.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

As of September 30, 2010, the Company has no shares of preferred stock issued and outstanding.

Common Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share.  As of September 30, 2010, the Company has 3,210,000 shares of common stock issued and outstanding.

During the nine months ended September 30, 2010, the Company did not issue any shares of common stock.

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
 (Unaudited)

Options

There are no stock options outstanding.

Warrants

There are no warrants outstanding.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	September 30, 2010	December 31, 2009
Accounts payable	$2,500	$1,805

Total	$2,500	$1,805

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

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
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

NOTE 8:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 and there have been no subsequent events that warrant disclosure by the Company.

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

Results of Operations

Because we currently do not have any business operations, we have not had any revenues during our fiscal years ended December 31, 2007 and 2008.  During the year ended December 31, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.   Total expenses for the twelve (12) month period ended December 31, 2008 were $10,243.   Total expenses for the twelve (12) month period ended December 31, 2009 were $7,890, a decrease of $2,353 due to the fact that our expenses generally consist solely of the accounting and filing fees related to our filing of Registration Statements, with the exception of a one-time expenditure in August, 2008 in the amount of $5,000 to Wilmington Trust Company to act as our escrow agent.  Accordingly, notwithstanding the fact that we filed fewer amendments to our Registration Statement in the twelve (12) months ended December 31, 2008 than in the twelve (12) months ended December 31, 2009, we incurred greater expenses in the twelve (12) months ended December 31, 2008 than in the twelve (12) months ended December 31, 2009. Total expenses for the nine (9) months ended September 30, 2010 were $5,283 compared to total expenses for the nine (6) months ended September 30, 2009 of $5,732, a decrease of $449 due to the fact that we filed three Amendments to our Registration Statement on Form S-1 during the nine months ended September 30, 2009, which entailed incurring slightly greater costs with respect to accountant and filing fees in view of our “shell” company status than our filing of three quarterly reports upon Form 10-Q and one annual report upon Form 10-K during the nine months ended September 30, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

The September 30, 2010, financial statements have been prepared assuming the Company will continue as a going concern. However, the Company has incurred a loss of $20,181 from inception through September 30, 2010.  We do not have any revenues from operations, with the exception of reimbursement of a portion of our expenses on September 30, 2009, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.  Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present stockholders or management in the form of equity or debt.  If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations.  During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  As of September 30, 2010, we had a cash balance of $3,319, and working capital of $819.  As of September 30, 2010, we had liabilities of $2,500.  On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Commitments
We do not have any commitments which are required to be disclosed in tabular form as of September 30, 2010.

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

Madison Enterprises Group, Inc.

Date: November 15, 2010	By:	/s/ Alan P. Fraade
Alan P. Fraade
Vice President and Principal Financial and Accounting Officer (Principal Financial Officer and duly authorized signatory)