Form 10-K
period 2010-12-31
Madison Enterprises Group, Inc.
filed 2011-04-15
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

As of March 31, 2011, there were 3,210,000 shares of Common Stock, $0.001 par value per share issued and outstanding.

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

ITEM 2.  PROPERTIES

We neither rent nor own any property at this time.  We presently have no agreements to acquire any properties and have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interest in, persons primarily engaged in real estate activities.

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

ITEM 4.  (REMOVED AND RESERVED)

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

As of March 31, 2011, there were a total of 23 holders of record of our Common Stock. We have not paid any dividends on our Common Stock during either of the past two fiscal years and have no intention of paying dividends during the forthcoming fiscal year.

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

Although we have had preliminary discussions with companies or company representatives, there has been no agreements made at this time.  Any target business which is selected by us may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of revenues or earnings.  In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies.  In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Although to date there have been preliminary negotiations, there have been no agreements or understandings with any broker-dealers or finders regarding our search for business opportunities. Our management is not affiliated with any broker-dealers, and has not in the past retained a broker-dealer to search for business opportunities.

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

Results of Operations

During the year ended December 31, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc. and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date. Because we currently do not have any business operations, we have not had any revenues during our fiscal year ended December 31, 2010. Total expenses for the twelve (12) month period ended December 31, 2009 were $7,890.  Total expenses for the twelve (12) month period ended December 31, 2010 were $9,199.

We currently have no material commitments for capital expenditures.  Our future growth is dependent upon our ability to identify suitable candidates for acquisitions.  While we believe that our currently available working capital, after receiving the aggregate proceeds of the sale of common stock, should be adequate to sustain our operations at our current levels through at least the next twelve (12) months, there can be no assurance that current capital will be sufficient to meet our needs until the consummation of a merger or business combination. If needed, we will either cease operations or we will privately raise additional capital through the issuance of additional shares or through debt or equity.  There is no existing commitment to provide additional capital. There can be no assurance that we shall be able to receive additional financing.

We believe that our currently available working capital should be adequate to sustain our operations at our current levels through at least the next twelve (12) months.

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2010, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred  losses of $24,097 from inception through December 31, 2010.   We do not have any revenues from operations, with the exception of reimbursement of a portion of our expenses in 2009, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.  Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present stockholders or management in the form of equity or debt.  If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations.  During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  As of December 31, 2010, we had a cash balance in an escrow account of $3,319, and working capital of $819.  As of December 31, 2010, we had liabilities of $2,500.  On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2010.

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

There have been no changes in our internal controls or in other factors that could materially affect, or were reasonable likely to materially affect these controls during or subsequent to the year ended December 31, 2010.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 based upon the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based upon this assessment, no material weaknesses were discovered and our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting identified during the year ended December 31, 2010 which have materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth certain information as to our principal executive officer and principal financial officer and our other three highest paid officers and directors for our fiscal years ended December 31, 2010 and 2009. No other compensation was paid to any such officers or directors other than the compensation set forth below.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Michael Zaroff	2010	0		0					0
President	2009	0		0					0

Frederick M. Mintz	2010	0		0					0
Chairman of the Board	2009	0		0					0

Alan P. Fraade	2010	0		0					0
Vice President, Principal Accounting Officer, Principal Financial Officer, Secretary	2009	0		0					0

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

OUR INDEPENDENT ACCOUNTANT

Upon inception, our Board of Directors selected as our independent accountant the Certified Public Accounting firm of Bernstein & Pinchuk LLP of New York, New York.  Bernstein & Pinchuk LLP audited our financial statements for the fiscal years ended December 31, 2010,and 2009.

1. AUDIT FEES.

Our audit fees for the years ended December 31, 2010 and 2009 were as follows:

2010	2009
$3,000	$3,000

2. TAX FEES.

Our tax return fees for the years ended December 31, 2010 and 2009 were as follows:

2010	2009
$0	$0

3. ALL OTHER FEES.

2010	2009
$3,750	$3,750

For the year ended December 31, 2010, we were billed for accounting services other than those associated with the Audit Fees disclosed herein, such as interim reviews of financial statements.

PRE-APPROVAL POLICIES AND PROCEDURES

Our financial statements for the fiscal year ended December 31, 2010 have been audited by our independent accountants, Bernstein & Pinchuk LLP.  Each year our Board of Directors pre-approves all audit (review) and tax related services prior to the performance of such services. The percentage of hours expended on the audit by persons other than full-time, permanent employees of Bernstein & Pinchuk LLP, was zero.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Exhibits and Financial Statements:

1.  Financial Statements

The following financial statements are included on pages F-1 to F-13 of the Financial Statements filed as part of this Annual Report:

(i)	Report of Independent Registered Public Accounting Firm
(ii)	Balance Sheets as of December 31, 2010 and 2009
(iii)	Statements of Operations for the fiscal years ended December 31, 2010 and 2009
(iv)	Statements of Cash Flows for the years ended December 31, 2010 and 2009
(v)	Statements of Changes in Stockholders' Equity as of December 31, 2010 and 2009
(vi)	Notes to Financial Statements

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
Date: April 15, 2011

By:	/s/ Alan P. Fraade
Alan P. Fraade, Principal Financial Officer and Principal Accounting Officer
Date: April 15, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Zaroff
Michael Zaroff, Director
Date: April 15, 2011

By:	/s/ Frederick M. Mintz
Frederick M. Mintz, Director
Date: April 15, 2011

By:	/s/ Alan P. Fraade
Alan P. Fraade, Director
Date: April 15, 2011

MADISON ENTERPRISES GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS
WITH REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

__________

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements:

Balance Sheets as of December 31, 2010 and 2009	F-3

Statements of Operations for the years ended December 31, 2010 and 2009 and for the period August 17, 2006 (inception) to December 31, 2010	F-4

Statements of Changes in Stockholders’ Equity as of December 31, 2010 and 2009 and for the period August 17, 2006 (inception) to December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the period August 17, 2006 (inception) to December 31, 2010	F-6

Notes to Financial Statements	F-7 - F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Madison Enterprises Group, Inc.
New York, NY

We have audited the accompanying balance sheets of Madison Enterprises Group, Inc., (“the Company”), a development stage enterprise, as of December 31, 2010 and 2009 and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the two-year period ended December 31, 2010 and for the period from August 17, 2006 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the two years in the two-year period ended December 31, 2010 and for the period from August 17, 2006 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Bernstein & Pinchuk LLP

New York, NY
April 15, 2011

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Cash in escrow	3,319	7,907
Total Assets	$3,319	$7,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$6,416	$1,805
Total liabilities	6,416	1,805
STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding for both years	3,210	3,210

Additional paid in capital	17,790	17,790

Deficit accumulated during the development stage	(24,097)	(14,898)

Total Stockholders' Equity	[3,097]	6,102
Total liabilities and stockholder’s equity	$3,319	$7,907

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Operations

	Years Ended December 31,			Period from August 17, 2006 (inception) to
	2010		2009	December 31, 2010

Revenue	$		$-	$-

Costs and expenses
Organization and related expenses		9,199	7,890	32,181
Operating loss		(9,199)	(7,890)	(32,181)

Other income (expense)

Miscellaneous income –related parties			12,000	12,000
Income (loss) before tax expense		(9,199)	4,110	(20,181)
Income tax expense			-	-
Net income (loss)		$(9,199)	$4,110	$(20,181)

Basic and diluted earnings (loss) per share		$(.0029)	$.0013

Weighted average number of common shares outstanding basic and diluted		3,210,000	3,210,000

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
 (A Development Stage Company)
Statement of changes in Stockholders' Equity

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
August 17, 2006 (inception) Shares issued To founder	3,000,000	$3,000	$(3,000)	$-		$-

November Shares issued for cash	120,000	120	11,880	-		12,000

Net loss	-	-	-	(1,710)		(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)		10,290

January 2007 Shares issued for cash	90,000	90	8,910	-		9,000

Net loss	-	-	-	(7,055)		(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)		12,235

Net loss	-	-	-	(10,243)		(10,243)

Balance, December 31, 2008	3,210,000	3,210	17,790	(19,008)		1,992

Net income	-	-	-	4,110		4,110

Balance, December 31, 2009	3,210,000	$3,210	$17,790	$(14,898)		$6,102

Net loss	-	-	-			[9,199]

Balance, December 31, 2010	3,210,000	$3,210	$17,790	$(24,097)	$	[3,097]

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended December 31,		Period from August 17, 2006(inception) to December 31, 2010
	2010	2009
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)	$(9,199)	$4,110	$(24,097)
Changes in operating assets and liabilities
Accounts payable	5,195	305	8,805
Net Cash provided by (used in) Operating Activities	(4,004)	4,415	(17,681)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Sale of common stock		-	21,000
Cash in escrow	3,319	(4,415)	3,319
Net cash (used in) provided by Financing Activities	3,319	(4,415)	17,681

(DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

 MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

NOTE 1 -- ORGANIZATION

Madison Enterprises Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 17, 2006 and has been inactive since inception.  The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $24,097 as of December 31, 2010 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. These financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.  (There are no dilutive securities at December 31, 2010 for purposes of computing fully diluted earnings per share.)

F.  Impact of New Accounting Standards

Because the Company has been recently organized and has not yet transacted any business, the new accounting standards have no significant impact on the current financial statements and related disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

G.   Interim Financial Reporting

The Company's accounting period is the year ended December 31.  The Company's management has determined that the accounting policies used to account for the years ending December 31, 2010 and 2009 are in accordance with generally accepted accounting principles, applied on a consistent basis, and that no adjustments are necessary for a fair statement of the results for the interim period presented.

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

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share.  As of December 31, 2010, the Company has no shares of preferred stock issued and outstanding. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

Common Stock

The Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share.  As of December 31, 2010, the Company has 3,210,000 shares of common stock issued and outstanding.

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

During the three months ended December 31, 2010, the Company did not issue any shares of common stock.

Options

There are no stock options outstanding.

Warrants

There are no warrants outstanding.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2010	December 31, 2009
Accounts payable	$7,000	$1,805

Total	$7,000	$1,805

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

NOTE 8:  SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Annual Report on Form 10-K for the year ended December 31, 2010 and there have been no subsequent events that warrant disclosure by the Company.