Form 10-K/A
period 2010-12-31
Madison Enterprises Group, Inc.
filed 2011-05-09
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Documents Incorporated By Reference -None

 MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)

PART I

AMENDMENTS

Explanatory Notes

This Amendment No. 1 to Form 10-K (“Amendment No. 1”) amends the previously filed Annual Report of Madison Enterprises Group, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission on April 15, 2011.  This Amendment No. 1 is being filed for the purpose of correcting mathematical and clerical errors in the Form 10-K which may confuse the reader.

List of Changes in this Amendment No. 1

Changes of Financial Statement “Statement of Operations.” Under the column “Period from August 17, 2006 (inception) to December 31, 2010,” a clerical error was corrected to properly state both (i) the organization and related expenses and (ii) operating loss as $36,097. These corrections do not affect the Statement of Operations for the Current Years Ended in 2010 or 2009.  The Income (loss) before tax expense, as well as the Net Income (loss), were also corrected to (24,097).

Changes of Financial Statement “Statement of changes in Stockholders’ Equity.” Under the column “Deficit Accumulated During the Development State,” a clerical error was corrected to properly state the Net Loss for the period ended December 31, 2010 as $9,199.

Changes of Financial Statement “Statement of Cash Flows.” Clerical errors were found in the column “Years Ended December 31, 2010,” where the Accounts Payable was corrected to $4,611, Net Cash provided by (used in) Operating Activities, Cash in escrow and Net cash (used in) provided by Financing Activities were corrected to (4,588). Clerical errors were corrected in the column “Period from August 17, 2006 (inception) to December 31, 2010,” where Accounts payable was corrected to $11,004, Net Cash provided by (used in) Operating Activities was corrected to (13,093), Cash in escrow was corrected to (3,319), and Net cash (used in) provided by Financing Activities was corrected to 4,588.

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

We do not currently intend to retain any entity to act as a finder to identify and analyze the merits of potential target businesses.   However, we presently contemplate that  our officers and directors may introduce potential business combinations to us.  No finder’s fees will be paid to them.

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

LIQUIDITY AND CAPITAL RESOURCES

The December 31, 2010, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred  losses of $24,097 from inception through December 31, 2010.   We do not have any revenues from operations, with the exception of reimbursement of a portion of our expenses in 2009, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.  Although we have no present commitment from any such parties to provide funding, if our company reaches the point where it would need funds to remain in operation, we will attempt to raise funds from our present stockholders or management in the form of equity or debt.  If, in such situation, we are unable to raise funds from those parties, it is likely that our business would cease operations.  During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  As of December 31, 2010, we had a cash balance in an escrow account of $3,319, and working capital of $3,097 .  As of December 31, 2010, we had liabilities of $6,416 .  On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.  We have raised capital which we believe will be sufficient until we consummate a merger or other business combination.  If we later determine that our capital reserves are insufficient, we will either cease operations or we will need to raise additional capital through the issuance of additional shares or through debt.  There is no existing commitment to provide additional capital. In such situation, there can be no assurance that we shall be able to receive additional financing, and if we are unable to receive sufficient additional financing upon acceptable terms, it is likely that our business would cease operations.

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
Date: May 9, 2011

By:	/s/ Alan P. Fraade
Alan P. Fraade, Principal Financial Officer and Principal Accounting Officer
Date: May 9, 2011

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Zaroff
Michael Zaroff, Director
Date: May 9, 2011

By:	/s/ Frederick M. Mintz
Frederick M. Mintz, Director
Date: May 9, 2011

By:	/s/ Alan P. Fraade
Alan P. Fraade, Director
Date: May 9, 2011

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

The accompanying financial statements has been restated to correct certain mathematical and clerical errors as discussed in Note 9.

/s/ Bernstein & Pinchuk LLP

New York, NY
April 15, 2011 except for the adjustments for correction of errors described above and in Note 9, which are dated May 5, 2011.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	December 31,
	2010	2009

ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Cash in escrow	3,319	7,907
Total Assets	$3,319	$7,907

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable	$6,416	$1,805
Total liabilities	6,416	1,805
STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding for both years	3,210	3,210

Additional paid in capital	17,790	17,790

Deficit accumulated during the development stage	(24,097)	(14,898)

Total Stockholders' Equity	(3,097)	6,102
Total Liabilities and Stockholder’s Equity	$3,319	$7,907

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Operations

	Years Ended December 31,			Period from August 17, 2006 (inception) to
	2010		2009	December 31, 2010
				(As Restated)
Revenue	$		$-	$-

Costs and expenses
Organization and related expenses		9,199	7,890	36,097
Operating loss		(9,199)	(7,890)	(36,097)

Other income (expense)

Miscellaneous income –related parties			12,000	12,000
Income (loss) before tax expense		(9,199)	4,110	(24,097)
Income tax expense			-	-
Net income (loss)		$(9,199)	$4,110	$(24,097)

Basic and diluted earnings (loss) per share		$(.0029)	$.0013

Weighted average number of common shares outstanding basic and diluted		3,210,000	3,210,000

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
 (A Development Stage Company)
Statement of changes in Stockholders' Equity

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders' Equity
				(As Restated)
August 17, 2006 (inception) Shares issued To founder	3,000,000	$3,000	$(3,000)	$-	$-

November Shares issued for cash	120,000	120	11,880	-	12,000

Net loss	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

January 2007 Shares issued for cash	90,000	90	8,910	-	9,000

Net loss	-	-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	(10,243)	(10,243)

Balance, December 31, 2008	3,210,000	3,210	17,790	(19,008)	1,992

Net income	-	-	-	4,110	4,110

Balance, December 31, 2009	3,210,000	$3,210	$17,790	$(14,898)	$6,102

Net loss	-	-	-	(9,199)	(9,199)

Balance, December 31, 2010	3,210,000	$3,210	$17,790	$(24,097)	$(3,097)

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows

	Years Ended December 31,		Period from August 17, 2006 (inception) to
	2010	2009	December 31, 2010
	(As Restated)		(As Restated)
CASH FLOWS FROM
OPERATING ACTIVITIES:
Net income (loss)	$(9,199)	$4,110	$(24,097)
Changes in operating assets and liabilities
Accounts payable	4,611	305	11,004
Net Cash provided by (used in) Operating Activities	(4,588)	4,415	(13,093)

CASH FLOWS FROM
FINANCING ACTIVITIES:
Sale of common stock		-	21,000
Cash in escrow	4,588	(4,415)	(3,319)
Net cash (used in) provided by Financing Activities	4,588	(4,415)	4,588

(DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS
AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

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

Options

There are no stock options outstanding.

Warrants

There are no warrants outstanding.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	December 31, 2010	December 31, 2009
Accounts payable	$6,416	$1,805

Total	$6,416	$1,805

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

NOTE 9: AMENDMENTS TO INITIAL FILINGS

The Annual Report of Madison Enterprises Group, Inc. (the “Company”) on Form 10-K for the year ended December 31, 2010, was previously filed with the Securities and Exchange Commission on April 15, 2011.  This Amendment No. 1 is being filed for the purpose of correcting mathematical and clerical errors in the Form 10-K which may confuse the reader.

List of Changes in this Amendment No. 1

Changes of Financial Statement “Statement of Operations.” Under the column “Period from August 17, 2006 (inception) to December 31, 2010,” a clerical error was corrected to properly state both (i) the organization and related expenses and (ii) operating loss as $36,097. These corrections do not affect the Statement of Operations for the Current Years Ended in 2010 or 2009.  The Income (loss) before tax expense, as well as the Net Income (loss), were also corrected to (24,097).

Changes of Financial Statement “Statement of changes in Stockholders’ Equity.” Under the column “Deficit Accumulated During the Development State,” a clerical error was corrected to properly state the Net Loss for the period ended December 31, 2010 as $9,199.

Changes of Financial Statement “Statement of Cash Flows.” Clerical errors were found in the column “Years Ended December 31, 2010,” where the Accounts Payable was corrected to $4,611, Net Cash provided by (used in) Operating Activities, Cash in escrow and Net cash (used in) provided by Financing Activities were corrected to (4,588). Clerical errors were corrected in the column “Period from August 17, 2006 (inception) to December 31, 2010,” where Accounts payable was corrected to $11,004, Net Cash provided by (used in) Operating Activities was corrected to (13,093), Cash in escrow was corrected to (3,319), and Net cash (used in) provided by Financing Activities was corrected to 4,588.”