Form 10-Q
period 2011-03-31
Madison Enterprises Group, Inc.
filed 2011-05-23
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

3,210,000 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of March 31, 2011.

ITEM 1. FINANCIAL STATEMENTS

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
CURRENT ASSETS:

Cash and cash equivalents	$-	$-
Total Current Assets	-	-
Cash in escrow	3,319	3,319
Total Assets	$3,319	$3,319

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$6,416	$6,416

Total Current Liabilities	6,416	6,416

STOCKHOLDERS' EQUITY:

Preferred Stock $0.01 par value; authorized 5,000,000 shares; none issued	-	-

Common stock $0.001 par value; authorized 50,000,000 shares; 3,210,000 shares issued and outstanding for both periods	3,210	3,210

Additional paid-in capital	17,790	17,790

Deficit accumulated during the development stage	(24,097)	(24,097)

Total Stockholders' Equity	(3,097)	(3,097)
Total Liabilities and Stockholders' Equity	$3,319	$3,319

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months Ended March 31,		Period from August 17, 2006 (inception) to
	2011	2010	March 31, 2011

Revenue	$-	$-	$-

Costs and expenses
Organization and related expenses	-	-	36,097
Operating loss	-	-	(36,097)

Other income (expense)

Miscellaneous income –related parties	-	-	12,000
Loss before income tax expense	-	-	(24,097)
Income tax expense	-	-	-
Net loss	$-	$-	$(24,097)

Basic and diluted earnings (loss) per share	$-	$-

Weighted average number of common shares outstanding basic and diluted	3,210,000	3,210,000

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
 (A Development Stage Company)
Statement of changes in Stockholders’ Equity
(Unaudited)

	Common Stock
	Numbers of Shares	Amount	Additional paid-in capital	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity
August 17, 2006 (inception) Shares issued to founders	3,000,000	$3,000	$(3,000)	$-	$-

November Shares issued for cash	120,000	120	11,880	-	12,000

Net loss	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

January 2007 Shares issued for cash	90,000	90	8,910	-	9,000

Net loss	-	-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)	12,235

Net loss	-	-	-	(10,243)	(10,243)

Balance, December 31, 2008	3,210,000	3,210	17,790	(19,008)	1,992

Net income	-	-	-	4,110	4,110

Balance, December 31, 2009	3,210,000	3,210	17,790	(14,898)	6,102

Net loss	-	-	-	(9,199)	(9,199)

Balance, December 31, 2010	3,210,000	3,210	17,790	(9,199)	(9,199)

Balance, March 31, 2011 (unaudited)	3,210,000	$3,210	$17,790	$(24,097)	$3,097

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,		Period from August 17, 2006(inception) to
	2011	2010	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$-	$-	$(24,097)
Changes in operating assets and liabilities
Accounts payable	-	(555)	6,416

Net Cash used in operating activities	-	(555)	(17,681)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock			21,000
Cash in escrow	-	555	(3,319)
Net cash provided by (used in) financing activities	-	555	17,681

INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-	$-

Supplemental disclosure of cash flows information:

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

See notes to financial statements.

MADISON ENTERPRISES GROUP, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
 (Unaudited)

NOTE 1 -- ORGANIZATION

Madison Enterprises Group, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 17, 2006 and as of March 31, 2011, has been inactive since inception.  The Company was incorporated to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

Going concern

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $24,097 as of March  31, 2011 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock. These financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

B.  Income Taxes

The Company follows ASC Topic 740 which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income tax are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates, applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  There were no current or deferred income tax expenses or benefits due to the Company not having any material operations since inception.

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

E.  Basic Loss Per Common Share

Basic loss per common share has been calculated based on the weighted average number of shares outstanding during the period.  (There are no dilutive securities as of March 31, 2011 for purposes of computing fully diluted earnings per share.)

F.  Impact of New Accounting Standards

Because the Company has been recently organized and has not yet transacted any business, the new accounting standards have no significant impact on the current financial statements and related disclosures.

As new accounting pronouncements are issued, the Company will adopt those that are applicable under the circumstances.

G.   Interim Financial Reporting

The accompanying interim unaudited financial statements (“Interim Financial Statements”) of the Company were prepared in accordance with accounting principles generally accepted in the United State of America, or US GAAP, for interim financial information and are presented in accordance with the requirements of Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these Interim Financial Statements do not include all the information and notes required by US GAAP for complete financial statements. These Interim Financial Statements should be read in conjunction with the Company’s Annual Report on Form 10-K for year ended December 31, 2010. In the opinion of management, the Interim Financial Statements included herein contain all adjustments, including normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods presented. The results of operations and cash flows of the interim periods presented herein are not necessarily indicative of the results to be expected for any other interim period or the full year.

New Accounting Pronouncements

In the first quarter of 2011, The Financial Accounting Standards Board (“FASB”) has issued ASU No. 2011-01 through ASU 2011-03, which is not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 – STOCKHOLDERS’ EQUITY

Preferred Stock

As of March 31, 2011, the Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.01 per share, though no shares of preferred stock were issued and outstanding. The board of directors has the authority to establish and fix the designation, powers, or preferences of preferred shares without further vote by the stockholders.

Common Stock

As of March 31, 2011, the Company has authorized 50,000,000 shares of common stock with a par value of $0.001 per share.  the Company has 3,210,000 shares of common stock issued and outstanding.

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

From August 2006 until March 31, 2011, the Board of Directors issued 3,210,000 shares of common stock consisting 3,000,000 shares to our founders issued as of August, 2006 and 120,000 shares of common stock for $12,000 in cash to 12 investors of the Company in 2006 and 90,000 shares of common stock for $9,000 in cash to 9 investors of the Company in 2007 to fund initial and operating costs.

Options

There are no stock options outstanding.

Warrants

There are no warrants outstanding.

NOTE 4: ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities consisted of the following:

	March 31, 2011	December 31, 2010
Accounts payable	$6,416	$6,416

Total	$6,416	$6,416

NOTE 5: INCOME TAXES

The Company accounts for income taxes under ASC 740 "Income Taxes" which codified SFAS 109, "Accounting for Income Taxes " and FIN 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No.  109.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

NOTE 6: EARNINGS PER SHARE

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. During the three months ended March 31, 2011 and 2010, and from inception to March 31, 2011, common stock equivalents were not included in the calculation of the diluted weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

NOTE 7:  SUBSEQUENT EVENTS

On May 10, 2011, the Company closed with respect to an Acquisition Agreement dated May 10, 2011 (the “Acquisition Agreement”) entered into with Fastfix, Inc. (“Fastfix”), a Delaware corporation (the “Closing”). Pursuant to the terms of the Acquisition Agreement, the Company agreed to acquire up to 99,829,313 shares of the issued and outstanding common stock of Fastfix from the stockholders of Fastfix in exchange for up to 2,824,800 shares of the common stock of the Company. The aggregate of 99,829,313 shares represents 100% of Fasfix’s issued and outstanding shares of Common Stock. The aggregate of 2,824,800 shares represents 88% of the Company’s shares of Common Stock expected to be issued and outstanding as of June 9, 2010, if all of the Fastfix shareholders transfer their shares pursuant to the Acquisition Agreement.

The Company agreed to issue a pro rata amount of the 2,824,800 shares to each of the Fastfix shareholders who transfers his, hers, or its shares to the Company. At the Closing, the Company received 91,500,000 shares constituting 91.66% of the issued and outstanding common stock of Fastfix from Fastfix shareholders and issued 2,589,111 shares constituting 80.66% of the Company’s Common Stock expected to be issued and outstanding as of June 9, 2010, if all of the Fastfix shareholders transfer their shares pursuant to the Acquisition Agreement, to those Fastfix shareholders. This exchange of shares represented a change of control of the Company from the Company’s shareholders to the Fastfix shareholders. Subsequent to the Closing through the date hereof, the Company received an additional 7,514,569 shares constituting 7.53% of the issued and outstanding common stock of Fastfix from Fastfix shareholders and issued 212,634 shares of the Company’s Common Stock to those Fastfix shareholders. Accordingly, an aggregate of 99,014,569 shares constituting 99.19% of the issued and outstanding common stock of Fastfix have been received from Fastfix shareholders and 2,801,745 shares of the Company’s Common Stock constituting 87.28% of the Company’s Common Stock expected to be issued and outstanding as of June 9, 2010, if all of the Fastfix shareholders transfer their shares pursuant to the Acquisition Agreement, had been issued as of this date.

The percentages set forth in  the preceding two paragraphs do not include the shares which the Company is obligated to redeem from Mintz & Fraade Enterprises, LLC and Sierra Gray Capital, LLC. Pursuant to the Acquisition Agreement, Mintz & Fraade Enterprises, LLC and Sierra Gray Capital, LLC agreed to deliver to the Company for redemption 2,824,800 shares of the Company’s Common Stock, in consideration for the payment of $150,000 payable to Mintz & Fraade, P.C. on behalf of Mintz & Fraade Enterprises, LLC and Sierra Grey Capital, LLC as follows: (i) $37,500 from the first $75,000 of funds received from any source including, but not limited to, a private or public debt or equity offering ( ) when the first $37,500 is paid by the Company to Mintz & Fraade, P.C. then the Company shall redeem 353,100 shares of the Company’s Common Stock owned by Mintz & Fraade Enterprises, LLC and 353,100 shares of the Company’s Common Stock owned by Sierra Grey Capital, LLC) and (ii) when $37,500 from each additional $75,000 of funds which are received from any source including, but not limited to, a private or public debt or equity offering then the Company shall redeem 353,100 shares of the Company’s Common Stock owned by Mintz & Fraade Enterprises, LLC and 353,100 shares of the Company’s Common Stock owned by Sierra Grey Capital, LLC so that when $300,000 is received from any source including, but not limited to, a private or public debt or equity offering, the full $150,000 shall have been paid and 2,824,800 shares of the Company’s Common Stock shall have been redeemed.

Pursuant to the Acquisition Agreement, the remaining Fastfix shareholders who own 814,744 shares representing 0.81% of Fastfix’s issued and outstanding shares prior to the Closing have 30 days after the Closing to transfer their Fastfix shares to the Company and receive 23,054 shares constituting 0.007% of the Company’s Common Stock expected to be issued and outstanding as of June 9, 2010, if all of the Fastfix shareholders transfer their shares pursuant to the Acquisition Agreement.

Pursuant to the Acquisition Agreement, the parties agreed that subsequent to the Closing the Company shall:

1.
amend its Certificate of Incorporation to increase the number of authorized shares to 160,000,000 shares, of which 150,000,000 shares shall be Common Stock and 10,000,000 shares shall be Preferred Stock;

2.	increase the number of outstanding shares of the Company by implementing a 12.3902577-for-1 stock split and

3.	file a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name to “Fastfix, Inc.” (“Fastfix”).

Subsequent to the Closing, we intend to increase the number of shares of Common Stock to be authorized to 200,000,000 and the number of shares of Preferred Stock to be authorized to 25,000,000, resulting in a total number of authorized shares of 225,000,000.

Prior to the execution of the Acquisition Agreement, 21 stockholders of the Company whose shares are included in our Registration Statement declared effective by the SEC signed a letter agreeing not to sell their shares prior to the occurrence of the filing of a Form 8-K disclosing the Acquisition Agreement and the filing of a post-effective amendment of the Company’s Form S-1 and such post-effective amendment being declared effective.

This Form 10-Q incorporates by reference the Form 8-K filed May 16, 2011 which discloses the closing of the Acquisition Agreement of May 10, 2011 between the Company and Fastfix, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Statements in this Form 10-Q which are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause our actual results to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "intends," "anticipates" or "plans" to be uncertain and forward-looking.  The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports filed with the Securities and Exchange Commission.

We were organized as a vehicle to investigate and, if such investigation warrants, merge or acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  On May 10, 2011, the Company closed with respect to an Acquisition Agreement dated as of May 10, 2011 entered into with Fastfix, Inc., a Delaware corporation.

Results of Operations

During the year ended December 31, 2009, we received a reimbursement of a portion of our expenses, which was disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc. and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date. Because we did not have any business operations, we did not have any revenues during our fiscal year ended December 31, 2010. Total expenses for the years ended December 31, 2010 and 2009 were $9,199 and $7,890, respectively. We did not have any revenues or expenses for the quarter ended March 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The March 31, 2011, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $24,097 from inception through March 31, 2011.  We did have any revenues from operations, with the exception of reimbursement of a portion of our expenses in 2009, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date and, absent a merger or other combination with an operating company, or a public or private sale of our equity or debt securities, the occurrence of either of which cannot be assured, we will be dependent upon future loans or equity investments from our present stockholders or management, for which there is no existing commitment.

During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  As of December 31, 2010, we had a cash balance in an escrow account of $3,319, and working capital of ($3,097).  As of December 31, 2010, we had liabilities of $6,416 .  On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.

Commitments

We did not have any commitments which are required to be disclosed in tabular form as of March 31, 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we were not a party to, or otherwise involved with, any off-balance sheet arrangements which would have had or were reasonably likely to have had a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted, as the Company qualified as a smaller reporting company as of March 31, 2011.

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

There was no change in our internal control over financial reporting identified during the period covered by this report which materially affected or were likely to materially affect our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

None as of March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None as of March 31, 2011.

(b) None as of March 31, 2011.

(c) None as of March 31, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None as of March 31, 2011.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None as of March 31, 2011.

On May 10, 2011, the stockholders of the Company approved the Acquisition Agreement dated May 10, 2011 entered into with Fastfix, Inc., a Delaware corporation.

ITEM 5. OTHER INFORMATION

None as of March 31, 2011.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Form 8-K

1.	Filed Form 8-K on May 16, 2011, in which the Company discloses the closing of the Acquisition Agreement of May 10, 2011 between the Company and Fastfix, Inc.

(b) Exhibits

Exhibit Number	Description

3.1
Articles of Incorporation (Previously filed with the Securities and Exchange Commission as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-1 on July 24, 2009 and incorporated herein by reference)*

3.2	By-Laws (Previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 on July 24, 2009 and incorporated herein by reference)*

31.01	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________
* Incorporated by reference to a previously filed exhibit or report.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison Enterprises Group, Inc.

Date: May 23, 2011	By:	/s/ Craig Eckert
Craig Eckert
President, Chief Executive Officer and Principal Financial Officer