Form 10-Q
period 2011-06-30
Madison Enterprises Group, Inc.
filed 2011-08-22
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

330 Madison Avenue
New York, NY 10017
(Address of principal executive offices) (Zip Code)

212-330-8035
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer   ☐            Accelerated Filer                      ☐
Non-Accelerated Filer     ☐            Smaller Reporting Company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒ Yes       ☐ No

3,210,000 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of August 15, 2011.

MADISON ENTERPRISES GROUP, INC.
and its Subsidiary
BALANCE SHEET

	As of Jun 30, 2011	As of Dec 31, 2010

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$40	$-
Cash in escrow	3,319	3,319

Total Current Assets	3,359	3,319

FIXED ASSETS:
Software built-in-house	273,900	-
Accumulated depreciation	(252,525)	-

Total Fixed Assets	21,375	-

OTHER ASSETS:
	-	-

Total Other Assets	-	-

Total Assets	$24,734	$3,319

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable - Related parties	$34,666	$2,666
Accounts payable - Others	9,189	3,750

Total Current Liabilities	43,855	6,416

LONG TERM LIABILITIES:
Loans from shareholders	7,988	-

Total Long Term Liabilities	7,988	-

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 50,000,000 shares authorized and 3,210,000 shares issued and outstanding at June 30, 2011 and Dec 31, 2011	3,210	3,210
Additional paid-in capital	17,790	17,790
Retained earnings	(48,109)	(24,097)

Total Stockholders' Equity	(27,109)	(3,097)

Total Liabilities and Stockholders' Equity	$24,734	$3,319

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP, INC.
and its Subsidiary
STATEMENT OF OPERATIONS
For the periods ending

	For the Three months endingJune 30,		For the Six months ending June 30,
	2011	2010	2011	2010	Pre-development stage since inception to 06/30/2011

REVENUES:
Revenues	$-	-	$-	-	$-

EXPENSES:
General and administrative Expenses	23,171	2,021	23,171	2,021	59,268
Depreciation and amortization	3,697	-	3,697	-	3,697

Total Expenses	26,868	2,021	26,868	2,021	62,965

Operating Income	(26,868)	(2,021)	(26,868)	(2,021)	(62,965)

OTHER INCOME (EXPENSES):
Interest Income (Expense), net	-	-	-	-	-
Other Income (Expense), net	-	-	-	-	12,000

Total Other Income (Expenses), net	-	-	-	-	12,000

Net Income (Loss)	$(26,868)	(2,021)	$(26,868)	(2,021)	(50,965)

Income Taxes	-	-	-	-	-

Net Income (Loss) after Income Taxes	(26,868)	(2,021)	(26,868)	(2,021)	(50,965)

Earnings per common share	(0.01)	(0.00)	(0.01)	(0.00)

Weighted average number of common shares outstanding	3,210,000	3,210,000	3,210,000	3,210,000

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP, INC.
and its Subsidiary
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock
	# of Shares	Amount	APIC	Retained Earnings / Accum. Deficit	Total Equity

8/17/06 (Inception) Shares issued to founders	3,000,000	$3,000	$(3,000)	$-	$-

11/30/06 Shares Issued for cash Founder shares	120,000	120	11,880	-	12,000

12/31/06 Net Income (Loss) for the year	-	-	-	(1,710)	(1,710)

Balance, December 31, 2006	3,120,000	3,120	8,880	(1,710)	10,290

01/31/07 Shares Issued for cash	90,000	90	8,910		9,000

12/31/07 Net Income (Loss) for the year		-	-	(7,055)	(7,055)

Balance, December 31, 2007	3,210,000	3,210	17,790	(8,765)	12,235

12/31/08 Net Income (Loss) for the year		-	-	(10,243)	(10,243)

Balance, December 31, 2008	3,210,000	3,210	17,790	(19,008)	1,992

12/31/09 Net Income (Loss) for the year	-	-	-	4,110	4,110

Balance, December 31, 2009	3,210,000	3,210	17,790	(14,898)	6,102

12/31/10 Net Income (Loss) for the year		-	-	(9,199)	(9,199)

Balance, December 31, 2010	3,210,000	3,210	17,790	(24,097)	(3,097)

03/31/11 Net Income (Loss) for the quarter		-	-	-	-

Balance, March 31, 2011	3,210,000	3,210	17,790	(24,097)	(3,097)

05/10/11 Shares exchanged in acquisition agreement	(2,824,800)	(2,825)	2,825	-	-

05/10/11 Issued to Fastfix Inc shareholders on acquisition	2,824,800	2,825	(2,825)	-	-

05/10/11Adjustment to Retained earnings on acquisition	-	-	-	2,855	2,855

06/30/11 Net Income (Loss) for the quarter	-	-	-	(26,868)	(26,868)

Balance, June 30, 2011	3,210,000	$3,210	$17,790	$(48,109)	$(27,109)

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP, INC.
and its Subsidiary
STATEMENT OF CASH FLOWS

	For the Six months periods ending
	June 30, 2011	June 30, 2010	From Inception 08/17/06 to 6/30/2011

Cash Flows from Operating Activities:
Net Income	$(24,012)	$(2,021)	$(48,109)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	$252,525	-	$252,525
Stock issued for services	-	-
Stock issued for Software BIH	-
(Increase) decrease in operating assets
Cash in escrow	-	$1,805	$(3,319)
Increase (decrease) in operating liabilities
Acounts payable Related Parties	$32,000	$216	$34,666
Accounts payable Others	$5,439		$9,189

Net Cash provided by Operating Activities	$265,952	-	$244,952

Cash Flows from Investing Activities:
In-house-software built	$(273,900)	-	$(273,900)

Net Cash provided by Investing Activities	$(273,900)	-	$(273,900)

Cash Flows from Financing Activities:
Stock issued for cash	-		$21,000
Loans from shareholders	$7,988	-	$7,988

Net Cash provided by Financing Activities	$7,988	-	$28,988

Net increase (decrease) in cash and cash equivalents	$40	-	$40

Cash and cash equivalents at the beginning of period	-	-	-

Cash and cash equivalents at the end of period	40	-	40

The accompanying notes are an integral part of these financial statements

 MADISON ENTERPRISES GROUP, INC
and its Subsidiary
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 1.                      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Organization

Madison Enterprises Group, Inc (the Company) has acquired all the 100% shares of Fastfix, Inc. (the Company) on May 10, 2011, in exchange for 2,824,800 shares of the Parent Company, which constitutes 88% of the total shares issued and outstanding of 3,120,000 shares.  Fastfix, Inc. (the Subsidiary) was incorporated on July 21, 2005 under the laws of the State of Delaware to engage in any lawful act or activity.

The combination of the Company and the Subsidiary has been referred to as the Company unless otherwise specified in each context.

Significant progress has been made in several areas since forming the vision back in 1999-2000. This breakthrough software solution preliminary version was hosted at http://fastfixinc.cust.flarenetworks.com for over one year during 2001-2002. High-level strategic conceptual framework for the entire global trade infrastructure, encompassing all three distinct market segments, was fully finalized in March 2009. Currently our website http://www.fastfixinc.com site is hosting many completed parts of the solution.

Further Technology developments and fine tuning of certain key features is in progress. Our unique process and methodology has USPTO # 10/908,753 patent pending status and was granted express permission from USPTO for global / international patent filings.

b.           U.S.  GAAP

The accompanying financial statements have been prepared in accordance with U.S.Generally Accepted Accounting Principles.

NOTE 2.                      PROPERTY AND EQUIPMENT

The Company engaged the services of an Information Technology Company to develop and maintain the website with the unique features to represent the Company's goals and aspirations in reaching and serving its global customers, and recognized the value of the asset Software Built-in-House based on the billings of the IT Company.  By this period, a significant part of the asset has been built enabling us to attract potential investors and clients and we are in the process of developing other important modules also.

The cost of the asset, valued on the above basis, and the accumulated depreciation thereof are as follows:

	For the quarter ending June 30, 2011	Date of acquisition May 10, 2011
Cost recognized	$273,900	$273,900
Accumulated depreciation	$(252,525)	$(248,848)
Carrying value	$21,375	$25,072

NOTE 3.                      EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year.  As of June 30, 2011 and 2010, the Company had 3,120,000 common shares issued and outstanding.

NOTE 4.                      TRANSACTIONS WITH RELATED PARTIES

The Company uses the services of MS Acctek, Inc., which is controlled by the Company’s internal accountant; since the pre-incorporation years, beginning 2002.  The Company has issued a total of 1,389,858 common shares for a total amount of $65,250 for services rendered periodically since 2002.

The Company has entered into a retainer agreement with Mintz & Fraade, P.C., a stockholder of the Company, to act as the Company’s legal counsel.  In consideration for its legal services rendered and to be rendered pursuant to its retainer agreement with the Company, Mintz & Fraade, P.C. shall receive $100,000 payable from 50% of the first $200,000 received after the first $300,000 received from any source including, but not limited to: (A) the sale of shares of the Company to the public pursuant to a Registration Statement or (B) the sale of shares of the Company pursuant to a Private Placement Memorandum.

NOTE 5.                      COMMON STOCK ISSUANCE

A total of 41,500,000 common shares were issued as founder shares without cost to the founders of the organization, and included in the shares issued and outstanding for both the years 2010 and 2009.  In the year 2010, a total of 50,000,000 common stock shares were issued at a par value of $0.00001 and included in the shares issued and outstanding as of December 31, 2010, as per consulting agreement dated November 29, 2010.

NOTE 6.                      ACQUISITION AGREEMENT

Fastfix entered into an Acquisition Agreement dated as of the 10th day of May, 2011 with Madison Enterprises Group, Inc. (“Madison”), a Delaware corporation (the “Closing”). Pursuant to the terms of the Acquisition Agreement, Madison agreed to acquire up to 99,829,313 shares of the issued and outstanding common stock of Fastfix from the stockholders of Fastfix (the “Fastfix Stockholders”) in exchange for up to 2,824,800 shares of the common stock of Madison. The aggregate of 99,829,313 shares represents 100% of Fasfix’s issued and outstanding shares of Common Stock. The aggregate of 2,824,800 shares represents 88% of Madison’s shares of Common Stock expected to be issued and outstanding as of June 9, 2010, if all of the Fastfix Stockholders transfer their shares pursuant to the Acquisition Agreement.

Pursuant to the Acquisition Agreement, Mintz & Fraade Enterprises, LLC and Sierra Gray Capital, LLC agreed to deliver to the Company for redemption 2,824,800 shares of Madison's Common Stock, in consideration for the payment of $150,000 payable to Mintz & Fraade, P.C. on behalf of Mintz & Fraade Enterprises, LLC and Sierra Grey Capital, LLC as follows: (i) $37,500 from the first $75,000 of funds received from any source including, but not limited to, a private or public debt or equity offering (when the first $37,500 is paid by Madison to Mintz & Fraade, P.C. then Madison shall redeem 353,100 shares of Madison Common Stock owned by Mintz & Fraade Enterprises, LLC and 353,100 shares of Madison Common Stock owned by Sierra Grey Capital, LLC) and (ii) when $37,500 from each additional $75,000 of funds which are received from any source including, but not limited to, a private or public debt or equity offering, then Madison shall redeem 353,100 shares of Madison Common Stock owned by Mintz & Fraade Enterprises, LLC and 353,100 shares of Madison Common Stock owned by Sierra Grey Capital, LLC so that when $300,000 is received from any source including, but not limited to, a private or public debt or equity offering, the full $150,000 shall have been paid and 2,824,800 shares of Madison Common Stock shall have been redeemed.

The Company has agreed to issue after the Closing 10,000,000 shares of anti-dilutive Preferred Stock to the stockholders as of June 9, 2011 on a pro rata basis. These shares shall be convertible into Common Stock at a rate of five shares of Common Stock for every one share of Preferred Stock. The Preferred Stock shall not be convertible:
(i) during the first 12 months or during a financing transaction;
(ii) until the Company is trading on the Pink Sheets or any exchange; and
(iii) revenues of $1,000,000 must have been received during a period of 12 consecutive months prior to such conversion.

Shares of Preferred Stock shall be entitled to vote on an “as-converted to common stock basis.” Conversion shall not be affected by reverse stock splits. For example, if the Company makes a reverse split and 100,000,000 shares of Common Stock outstanding are reduced to 20,000,000 shares, the 10,000,000 shares of Preferred Stock will continue to be convertible into 50,000,000 shares of Common Stock.

Pursuant to the terms of the Acquisition Agreement, the Company shall enter into employment agreements with each of Craig Eckert and Vijaya Iswara for a period of three years each, with a base salary of $96,000 per year for each of them. Salaries will not commence until after the Company has raised in excess of $500,000. Mr. Eckert’s salary will accrue as of March 1, 2011; the accrual will be paid out of a percentage of future revenues to be agreed upon.

Deep Sea Logistics, Inc. and Mr. Iswara have agreed to enter into an agreement with the Company which shall provide as follows:
i.                     Mr. Iswara as the sole owner of Deep Sea Logistics, Inc., shall agree to pay off the Deep Sea Logistics, Inc. outstanding judgments and provide an undertaking that he shall obtain satisfactions of the judgments.  Mr. Iswara shall further authorize FastFix and/or any stockholder of FastFix to pay off the judgments. Such judgments aggregate approximately $100,000. 100,000 shares of stock of FastFix shall be held in escrow by Mintz & Fraade, P.C. until all claims are satisfied.
ii.                     FastFix shall have the right to withhold 10% of the first $100,000 of Mr. Iswara’s annual compensation and 25% of any compensation above $100,000 for the benefit of FastFix or the stockholders who pay such judgments.  The unpaid balance shall be due in five (5) years at which time FastFix or the stockholders could sell the stock held in escrow to satisfy any unpaid amount.
iii.                     A similar structure shall be utilized with respect to judgments and claims against Mr. Iswara. Such judgments aggregate approximately $50,000.

Mr. Iswara has agreed that he and Deep Sea Logistics, Inc. will not engage in any business activities other than through the Company.

NOTE 7:     SUBSEQUENT EVENTS

None.

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

We were orgainized as a vehicle to investigate and, if such investigation warrants, merge or acquire a target company or business seeking the perceived advantages of being a publicly held corporation.  On May 10, 2011, the Company closed with respect to an Acquisition Agreement dated as of May 10, 2011 entered into with Fastfix, Inc., a Delaware corporation.

Results of Operations

During the year ended December 31, 2009, we received a reimbursement of a portion of our expenses, which was disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc. and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date. Because we did not have any business operations, we did not have any revenues during our fiscal year ended December 31, 2010. Total expenses for the years ended December 31, 2010 and 2009 were $9,199 and $7,890, respectively. We did not have any revenues or expenses for the quarter ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2011, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $26,868 from inception through June 30, 2011.  We did not have any revenues from operations.

During the period from November 1, 2006 through December 31, 2006, $12,000 was raised by selling Common Stock.   As of December 31, 2006, we had a cash balance of $10,290 and working capital of $10,290.  During the twelve (12) months ended December 31, 2007, $9,000 was raised by selling Common Stock.  As of December 31, 2010, we had a cash balance in an escrow account of $3,319, and working capital of ($3,097).  As of December 31, 2010, we had liabilities of $6,416.  On September 30, 2009, we received a reimbursement of a portion of our expenses, which has been disclosed as miscellaneous income – related parties, in the amount of $6,000 from each of Madison Acquisition Ventures, Inc., and Madison Venture Capital Group, Inc., two companies which are currently owned by the same shareholders as ourselves and which expect to derive benefits from the expenses which we have incurred to date.

Commitments

We did not have any commitments which are required to be disclosed in tabular form as of June 30, 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we were not a party to, or otherwise involved with, any off-balance sheet arrangements which would have had or were reasonably likely to have had a material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information has been omitted, as the Company qualified as a smaller reporting company as of June 30, 2011.

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

None as of June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None as of June 30, 2011.

(b) None as of June 30, 2011.

(c) None as of June 30, 2011.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None as of June 30, 2011.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None as of June 30, 2011.

On May 10, 2011, the stockholders of the Company approved the Acquisition Agreement dated May 10, 2011 entered into with Fastfix, Inc., a Delaware corporation.

ITEM 5. OTHER INFORMATION

None as of June 30, 2011.

4

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

3.2	By-Laws (Previously filed with the Securities and Exchange Commission as Exhibit 3.2 to the Registrant’s Registration Statement on Form S-1 on July 24, 2009 and incorporated herein by reference)*

31.01	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of President, Chief Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
____________
* Incorporated by reference to a previously filed exhibit or report.

5

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Madison Enterprises Group, Inc.

Date: August 22, 2011	By:	/s/ Craig Eckert
Craig Eckert
President, Chief Executive Officer and Principal Financial Officer

6