Form 10-Q/A
period 2011-06-30
Madison Enterprises Group, Inc.
filed 2012-04-17
CIK 1398604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

212-330-8053
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

3,206,233 shares of the registrant's Common Stock, $0.001 per share, were outstanding as of March 30, 2012.

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 of Madison Enterprises, Inc. (the “Company”) filed with the Securities and Exchange Commission on August 22, 2011 (the “Form 10-Q”) is to provide updated financials as well as an updated Management’s Discussion and Analysis section.

ITEM 1. FINANCIAL STATEMENTS

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
(A Development Stage Company)
FINANCIAL STATEMENTS

For the Periods ending June 30, 2011 and 2010

C O N T E N T S

MADISON ENTERPRISES GROUP INC AND SUBSIDIARY
(A Development Stage Company)
BALANCE SHEET

	As at	As at
	Jun 30, 2011	Dec 31, 2010
ASSETS
CURRENT ASSETS:
Cash at bank	$40	$-

Total Current Assets	40	-

FIXED ASSETS:
Software built-in-house	273,900	273,900
Accumulated depreciation	(252,525)	(239,333)

Total Fixed Assets	21,375	34,567

OTHER ASSETS:
Goodwill on acquisition	152,725	-
Cash in escrow	3,319	-

Total Other Assets	156,044	-

Total Assets	$177,459	$34,567

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP INC AND SUBSIDIARY
(A Development Stage Company)
BALANCE SHEET

	As at Jun 30, 2011	As at Dec 31, 2010
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
A/P – Related Parties	$6,416	$-
A/P - Others	5,439	3,500
Accrued Compensation	32,000	-
Due on acquisition	150,000	-

Total Current Liabilities	193,855	3,500

LONG TERM LIABILITIES:
Loans from shareholders	7,988	3,442

Total Long Term Liabilities	7,988	3,442

STOCKHOLDERS' EQUITY:
Common stock, $0.001 par value; 100,000,000 shares authorized and 2,821,033 (as part of acquisition agreement dated May 10, 2011), and 1,500 shares (before acquisition) at par value $0 per share, authorized, issued and outstanding at June 30, 2011 and December 31, 2010 respectively	2,821	-
Additional paid-in capital	395,979	398,800
Accumulated net income (loss) since inception	(422,812)	(371,175)
Non-Controlling-Interest (NCI)	(372)	-

Total Stockholders' Equity	(24,384)	27,625

Total Liabilities and Stockholders' Equity	$177,459	34,567

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP, INC and SUBSIDIARY
(A Development Stage Company)
STATEMENT OF OPERATIONS

	For the Three Months ending		For the Six Months ending		From
	Jun 30, 2011	Jun 30, 2010	Jun 30, 2011	Jun 30, 2010	Inception to
					June 30, 2011
	$	$	$	$	$

REVENUES:
Revenues	-	-			-

EXPENSES:
General and administrative Expenses	30,445	-	38,445	-	170,287
Depreciation and amortization	6,596	21,925	13,192	43,850	252,525

Total Expenses	37,041	21,925	51,637	43,850	422,812

Operating Income	(37,041)	(21,925)	(51,637)	(43,850)	(422,812)

OTHER INCOME (EXPENSES):
Interest Income (Expense), net	-	-	-	-	-

Total Other Income (Expenses), net	-	-	-	-	-

Net Income (Loss)	(37,041)	(21,925)	(51,637)	(43,850)	(422,812)

Income Taxes	-	-	-	-	-

Net Income (Loss) after Income Taxes	(37,041)	(21,925)	(51,637)	(43,850)	(422,812)

Earnings per common share	(0.02)	(29.39)	(0.06)	(58.78)

Weighted average number of common shares	1,595,149	746	811,532	746

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock # of shares	Amount at par value $0 till 5/10/11	APIC	Retained Earnings / Accum. Deficit	Total Equity
	#	$ 0.001	$	$	$

Balance, December 31, 2006	-	-	-	(32,287)	(32,287)

12/31/07 Issuance of Common stock Founder shares	624	-	-		-

12/31/07 Issuance of Common stock for services	30	-	94,250	-	94,250

12/31/07 Issuance of Common stock for Exp before incorporation	10	-	32,000	-	32,000

12/31/07 Issuance of Common stock for software building	62	-	194,750	-	194,750

12/31/07 Rounding Adjustment	-	-	-	-	-

12/31/07 Net Income (Loss) for the year	-	-	-	(94,511)	(94,511)

Balance, December 31, 2007	726	-	321,000	(126,798)	194,202

12/31/08 Issuance of Common stock for software building	5	-	15,000	-	15,000

12/31/08 Issuance of common stock for supporting software projects	13	-	40,250	-	40,250

12/31/08 Net Income (Loss) for the year	-	-	-	(65,435)	(65,435)

Balance, December 31, 2008	744	-	376,250	(192,233)	184,017

12/15/09 Issuance of Common stock for software building	2	-	10,550		10,550

12/15/09 Issuance of Common stock for services	-	-	700		700

12/31/09 Net Income (Loss) for the year	-	-	-	(85,478)	(85,478)

Balance, December 31, 2009	746	-	387,500	(277,711)	109,789

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock # of shares	Amount at par value $0 till 5/10/11	APIC	Retained Earnings / Accum. Deficit	Total Equity
	#	$ 0.001	$	$	$
09/30/10 Issuance of Common stock for software building	2	-	10,800		10,800

12/31/10 Issuance of Common stock for services	751	-	500	-	500

12/31/10 Rounding adjustments	1	-	-	-	-

12/31/10 Net Income (Loss) for the year	-	-	-	(93,464)	(93,464)

Balance, December 31, 2010	1,500	-	398,800	(371,175)	27,625

03/31/11 Net Income (Loss) for the quarter	-	-	-	(14,596)	(14,596)

Balance, March 31, 2011	1,500	-	398,800	(385,771)	13,029

5/10/2011 Exchange - FFI	(1,498)	-	83,793	-	83,793

5/10/2011 Un-Exchanged shares - FFI	2	-	482,593	(385,771)	96,823

5/10/2011 Exchange - Madison	2,821,033	2,821	(2,821)	-	-

Balance, May 10, 2011	2,821,033	2,821	479,772	(385,771)	96,823

06/30/11 Net Income (Loss) for the quarter	-	-	-	(37,041)	(37,041)

Balance, June 30, 2011	2,821,033	2,821	479,772	(422,812)	59,781

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the periods ended June 30, 2011 and 2010

	For the Six months ended		From Inception to
	June 30, 2011	June 30, 2010	June 30, 2011
Cash Flows from Operating Activities:
Net Income	$(51,637)	$(43,850)	$(422,812)

Adjustments to reconcile net income to net cash from operating activities:
Depreciation	13,192	43,850	252,525
Stock issued for services	-	-	127,450
(Increase) decrease in operating assets
Increase (decrease) in operating liabilities
Accrued compensation	32,000	-	32,000
Accounts payable - others	1,939	-	5,439
Rounding adjustments	(01)	-	1

Net Cash provided by Operating Activities	(4,507)	-	(5,398)

Cash Flows from Investing Activities:
In-house-software built	-	-	(2,550)

Net Cash provided by Investing Activities	-	-	(2,550)

Cash Flows from Financing Activities:
Loans from shareholders	4,547	-	7,988

Net Cash provided by Financing Activities	4,547	-	7,988

Net increase (decrease) in cash and cash equivalents	40	-	40

Cash and cash equivalents at the beginning of period	-	-	-

Cash and cash equivalents at the end of period	40	-	40

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the periods ended June 30, 2011 and 2010

	For the Six months ended		From Inception to
	June 30, 2011	June 30, 2010	June 30, 2011
Supplemental Information:
Non-Cash Investing & Financing activities
Software built-in-house additions	-	-	(271,350)
Common stock issued for software building	-	-	271,350

Reverse Acquisition transactions
Assets acquired Cash in escrow	(3,319)	-	(3,319)
Liabilities assumed AP - related parties	6,416	-	6,416
Due to Madison shareholders	150,000	-	150,000
Goodwill on acquisition	(152,725)	-	(152,725)
NCI	(372)	-	(372)

The accompanying notes are an integral part of these financial statements

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.           Organization

Fastfix Inc (the Company) was incorporated on July 21, 2005 under the laws of the State of Delaware to engage in any lawful act or activity.

Significant progress has been made in several areas since forming the vision back in 1999-2000. This breakthrough software solution preliminary version was hosted at http://fastfixinc.cust.flarenetworks.com for over one year during 2001-2002. High-level strategic conceptual framework for the entire global trade infrastructure, encompassing all three distinct market segments, was fully finalized in March 2009. Currently our web site http://www.fastfixinc.com site is hosting many completed parts of the solution.

Further Technology developments and fine tuning of certain key features is in progress. Our unique process and methodology has USPTO # 10/908,753 patent pending status and was granted express permission from USPTO for global / international patent filings.

b.           U.S. GAAP

The accompanying financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles.

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

The cost of the asset, valued on the above basis, and the accumulated depreciation thereof are as follows:

	For the quarter ending June 30,
	2011	2010
Cost recognized	$273,900	$263,100
Accumulated depreciation	(252,525)	(193719)

Carrying value	21,375	69,381

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 3.         EARNINGS PER COMMON SHARE

Basic earnings per common share are computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the year. As of June 30, 2011 and 2010, the Company had 2,824,800 (as exchanged per acquisition agreement dated May 10, 2011) and 49,675,027 weighted average number of common shares respectively.

NOTE 4.         TRANSACTIONS WITH RELATED PARTIES

The Company uses the services of MS Acctek Inc, which is controlled by the Company's CFO ; since the pre-incorporation years, beginning 2002. The Company has issued a total of 21 common shares for a total amount of $65,250 for services rendered periodically since 2002.

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

NOTE 5.         COMMON STOCK ISSUANCE

As of June 30, 2011, 50,000,000 shares of the Company’s common stock was authorized with a par value of $0.001 per share. The Company has 3,206,233 shares of common stock issued and outstanding.

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

From August 2006 until December 31, 2011, the Board of Directors issued 3,206,233 shares of common stock consisting 3,000,000 shares to our founders issued as of August, 2006 and 120,000 shares of common stock for $12,000 in cash to 12 investors of the Company in 2006 and 90,000 shares of common stock for $9,000 in cash to 9 investors of the Company in 2007 to fund initial and operating costs.

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

NOTE 6.         SUBSEQUENT TRANSACTIONS

Madison Enterprises Group, Inc. (“Madison”, "We", "Us", "Our" or the "Company"), a Delaware corporation, on May 10, 2011, closed with respect to an Acquisition Agreement dated May 10, 2011 (the “Acquisition Agreement”) entered into with Fastfix, Inc. (“Fastfix”), a Delaware corporation (the “Closing”). Pursuant to the terms of the Acquisition Agreement, Madison agreed to acquire up to 100 %of the issued and outstanding shares of common stock of Fastfix from the stockholders of Fastfix (the “Fastfix Stockholders”) in exchange for up to 2,824,800 shares of the common stock of Madison. Pursuant to the Acquisition Agreement, the Fastfix stockholders unable to deliver their shares of Fastfix Common Stock to Madison at the Closing were required to deliver such shares on or prior to June 9, 2011. The June 9, 2011 deadline was extended several times.

Madison agreed to issue a pro rata amount of the 2,824,800 shares to each of the Fastfix Stockholders who transfers his, hers, or its shares to Madison. As provided by the Acquisition Agreement, Madison agreed to acquire from the Fastfix stockholders99,658,626 shares which were issued and outstanding of the 100,000,000 shares authorized. It was subsequently determined that only 1500 shares were authorized. Therefore, all calculations of shares owned by the Fastfix stockholders have been adjusted to reflect a total of 1500 shares issued and outstanding immediately prior to the Acquisition Agreement.At the Closing, Madison received 1,375 shares constituting 91.66% of the issued and outstanding common stock of Fastfix from Fastfix Stockholders and issued 2,589,111 shares constituting 80.66% of the issued and outstanding shares of Madison’s Common Stock. This exchange of shares represented a change of control of Madison from the stockholders of Madison to the Fastfix Stockholders (the “Acquisition”). Subsequent to the Closing through the date hereof, Madison received an additional 123 shares constituting 8.2% of the issued and outstanding common stock of Fastfix from Fastfix Stockholders and issued 212,634 shares of Madison’s Common Stock to those Fastfix Stockholders. Accordingly, an aggregate of 1498 shares constituting 99.87% of the issued and outstanding common stock of Fastfix have been received from Fastfix Stockholders and 2,821,033 shares of Madison’s Common Stock constituting 87.882% of Madison’s Common Stock issued and outstanding were issued to Fastfix’s shareholders.

The percentages set forth in the preceding paragraph do not include the shares which we redeemed from Mintz & Fraade Enterprises, LLC and Sierra Gray Capital, LLC. Pursuant to the Acquisition Agreement, Mintz & Fraade Enterprises, LLC and Sierra Gray Capital, LLC agreed to deliver to us for redemption 2,824,800 shares of Madison's Common Stock, in consideration for the payment of $150,000 payable to Mintz & Fraade, P.C. on behalf of Mintz & Fraade Enterprises, LLC and Sierra Grey Capital, LLC as follows: (i) $37,500 from the first $75,000 of funds received from any source including, but not limited to, a private or public debt or equity offering and (ii) when $37,500 from each additional $75,000 of funds which are received from any source including, but not limited to, a private or public debt or equity offering, so that when $300,000 is received from any source including, but not limited to, a private or public debt or equity offering, the full $150,000 shall have been paid and 2,824,800 shares of Madison Common Stock shall have been paid for.

Pursuant to the Acquisition Agreement, only one Fastfix Stockholder who owns 2 shares representing 0.13% of Fastfix’s issued and outstanding shares prior to the Closing has failed to transfer his Fastfix shares to Madison and did not receive 3,767 shares which constitutes 0.8% of Madison’s Common Stock issued and outstanding.

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

Pursuant to the Acquisition Agreement as amended, the parties agreed that subsequent to the Closing Madison shall:

1.           amend its Certificate of Incorporation to increase the number of authorized shares to 160,000,000 shares, of which 150,000,000 shares shall be Common Stock and 10,000,000 shares shall be Preferred Stock;
2.           increase the number of outstanding shares of Madison by implementing a 12.3902577-for-1 stock split and
3.           file a Certificate of Amendment to its Certificate of Incorporation with the Delaware Secretary of State to change its name to “Fastfix, Inc.” (“Fastfix”).

Subsequent to the Closing, Management determined to increase the number of shares of Common Stock to be authorized to 200,000,000 and the number of shares of Preferred Stock to be authorized to 25,000,000, resulting in a total number of authorized shares of 225,000,000. Management has not increased the number of authorized shares of Common Stock nor increased the number of shares pursuant to the above stated provisions nor changed its name to Fastfix, Inc. as of this date.

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

The Preferred Shares have not been issued as of this date.

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

MADISON ENTERPRISES GROUP, INC AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

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

iii.           Iswara’s annual compensation and 25% of any compensation above $100,000 for the benefit of FastFix or the stockholders who pay such judgments. The unpaid balance shall be due in five (5) years at which time FastFix or the stockholders could sell the stock held in escrow to satisfy any unpaid amount.

iv.           A similar structure shall be utilized with respect to judgments and claims againstMr. Iswara. Such judgments aggregate approximately $50,000.

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

LIQUIDITY AND CAPITAL RESOURCES

The June 30, 2011, financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred losses of $37,041 from inception through June 30, 2011.  We did not have any revenues from operations.

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

ITEM 4. CONTROLS AND PROCEDURES

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

PART II

ITEM 1. LEGAL PROCEEDINGS

None as of June 30, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Pursuant to the Acquistion Agreement dated May 10, 2011 we acquired an aggregate of one thousand four hundred ninety eight (1,498) shares of Fastfix Common Stock in exchange for two million eight hundred twenty one thousand thirty three (2,821,033) shares of the Madison Common Stock.

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

Madison Enterprises Group, Inc.

Date: April 16, 2012	By:	/s/ Craig Eckert
Craig Eckert
President, Chief Executive Officer and Principal Financial Officer